Form 10-Q
period 1995-03-31
WELLESLEY LEASE INCOME LTD PARTNERSHIP D
filed 1995-05-12
CIK 720308

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                          _______________________

                                 FORM 10-Q
                Quarterly Report Under Section 13 or 15(d)
           of the United States Securities Exchange Act of 1934

                          _______________________


For Quarter Ended March 31, 1995         Commission File No. 2-84106


               WELLESLEY LEASE INCOME LIMITED PARTNERSHIP D
          (Exact name of registrant as specified in its charter)


         Massachusetts                                    04-2794296
(State or other jurisdiction of                     (I.R.S. Employer
incorporation  or organization)                  Identification No.)


One Financial Center, 21st Floor, Boston, MA                   02111
(Address of principal executive offices)                  (Zip Code)


Registrant's telephone number, including area code    (617) 482-8000


                              Not Applicable
           (Former name, former address and former fiscal year,
                       if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes     X          No
                               ---              ---
                          There are no Exhibits.

                               Page 1 of 12
(Page 2)

               WELLESLEY LEASE INCOME LIMITED PARTNERSHIP D
                   (A Massachusetts Limited Partnership)

                       INDEX                                       Page No.

Part I.   FINANCIAL INFORMATION

Financial Statements

Balance Sheets as of March 31, 1995 and December 31, 1994          3

Statements of Operations For the Quarters Ended
  March 31, 1995 and 1994                                          4

Statements of Cash Flows For the Quarters Ended
  March 31, 1995 and 1994                                          5

Notes to Financial Statements                                      6 - 7

Management's Discussion and Analysis of Financial Condition
  and Results of Operations                                        8 - 9

Computer Equipment Portfolio                                       10

Part II.   OTHER INFORMATION

Items 1 - 6                                                        11

Signature                                                          12

(Page 3)

                      PART I.  FINANCIAL INFORMATION

               WELLESLEY LEASE INCOME LIMITED PARTNERSHIP D
                   (A Massachusetts Limited Partnership)

                              Balance Sheets

                                  Assets
                                             (Unaudited)   (Audited)
                                              3/31/95       12/31/94
Investment property, at cost (note 3):
 Computer equipment                          $ 2,118,653  $ 2,541,961
  Less accumulated depreciation                1,999,520    2,395,541
                                             ------------------------
   Investment property, net                      119,133      146,420

Cash and cash equivalents                        275,679      434,029
Rents receivable, net of allowance for
 doubtful accounts (note 2)                       23,955       16,161
Sales receivable, net of allowance
 for doubtful accounts (note 2)                      618            -
                                             ------------------------
  Total assets                               $   419,385  $   596,610
                                             ------------------------
                                             ------------------------

                     Liabilities and Partners' Equity
Liabilities:
 Accounts payable and accrued
  expenses - affiliates (note 4)             $    24,770  $    28,766
 Accrued expenses                                  3,657        9,854
 Accounts payable                                 60,076       78,859
 Unearned rental revenue                           2,944        5,242
 Distribution payable                             11,994            -
                                             ------------------------
  Total liabilities                              103,441      122,721
                                             ------------------------

Partners' equity:
 General Partner:
  Capital contribution                             1,000        1,000
  Cumulative net income                        1,234,030    1,185,408
  Cumulative cash distributions               (1,235,030)  (1,223,036)
                                             ------------------------
                                                       -      (36,628)
                                             ------------------------
 Limited Partners (36,463 units):
  Capital contribution, net of offering
     costs                                    16,259,064   16,259,064
  Cumulative net income                        7,522,281    7,488,960
  Cumulative cash distributions              (23,465,401) (23,237,507)
                                             ------------------------
                                                 315,944      510,517
                                             ------------------------
  Total partners' equity                         315,944      473,889
                                             ------------------------
  Total liabilities and partners' equity     $   419,385  $   596,610
                                             ------------------------
                                             ------------------------

              See accompanying notes to financial statements.
(Page 4)

               WELLESLEY LEASE INCOME LIMITED PARTNERSHIP D
                   (A Massachusetts Limited Partnership)

                         Statements of Operations
              For the Quarters Ended March 31, 1995 and 1994
                                (Unaudited)
                                                  1995         1994
Revenue:
 Rental income                                  $ 95,265     $ 155,394
 Interest income                                   5,437         1,952
 Other income                                          -        26,114
 Net gain on sale of equipment                    27,997        33,806
                                                ----------------------
   Total revenue                                 128,699       217,266
                                                ----------------------
Costs and expenses:
 Depreciation                                     25,296        65,449
 Reversal of provision for doubtful accounts      (1,114)            -
 Interest                                             43             -
 Related party expenses (note 4):
  Management fees                                  5,440        11,418
  General and administrative                      17,091        21,368
                                                ----------------------
   Total costs and expenses                       46,756        98,235
                                                ----------------------
Net income                                      $ 81,943     $ 119,031
                                                ----------------------
                                                ----------------------
Net income (loss) per Limited
 Partnership Unit                               $   0.91     $   (0.80)
                                                ----------------------
                                                ----------------------

              See accompanying notes to financial statements.
(Page 5)

                WELLESLEY LEASE INCOME LIMITED PARTNERSHIP D
                   (A Massachusetts Limited Partnership)

                         Statements of Cash Flows
              For the Quarters Ended March 31, 1995 and 1994
                                (Unaudited)
                                                     1995        1994
Cash flows from operating activities:
 Net income                                       $  81,943   $ 119,031
                                                  ---------------------
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Depreciation                                      25,296      65,449
   Reversal of provision for doubtful accounts       (1,114)          -
   Net gain on sale of equipment                    (27,997)    (33,806)
   Net increase in current assets                    (7,298)    (17,380)
   Net decrease in current liabilities              (31,274)    (46,198)
                                                  ---------------------
     Total adjustments                              (42,387)    (31,935)
                                                  ---------------------
     Net cash provided by operating activities       39,556      87,096
                                                  ---------------------
Cash flows from investing activities:
 Proceeds from sale of investment property           29,988      37,892
                                                  ---------------------
     Net cash provided by investing activities       29,988      37,892
                                                  ---------------------
Cash flows from financing activities:
 Cash distributions to partners                    (227,894)   (191,911)
                                                  ---------------------
     Net cash used in financing activities         (227,894)   (191,911)
                                                  ---------------------
Net decrease in cash and cash equivalents          (158,350)    (66,923)

Cash and cash equivalents at beginning of period    434,029     348,438
                                                  ---------------------
Cash and cash equivalents at end of period        $ 275,679   $ 281,515
                                                  ---------------------
                                                  ---------------------
Supplemental cash flow information:
 Interest paid during the period                  $   1,120   $       -
                                                  ---------------------
                                                  ---------------------

              See accompanying notes to financial statements.
(Page 6)
               WELLESLEY LEASE INCOME LIMITED PARTNERSHIP D
                   (A Massachusetts Limited Partnership)

                       Notes to Financial Statements
                                (Unaudited)

(1)   Organization and Partnership Matters

The foregoing financial statements of Wellesley Lease Income Limited Partnership D (the "Partnership") have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for Form 10-Q and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Pursuant to such rules and regulations, certain note disclosures which are normally required under generally accepted accounting principles have been omitted. It is recommended that these financial statements be read in conjunction with the Partnership's Annual Report on Form 10-K for the year ended December 31, 1994.

(2)   Significant Accounting Policies

Allowance for Doubtful Accounts

The financial statements include allowances for estimated losses on receivable balances. The allowances for doubtful accounts are based on past write off experience and an evaluation of potential uncollectible accounts within the current receivable balances. Receivable balances which are determined to be uncollectible are charged against the allowance and subsequent recoveries, if any, are credited to the allowance. At March 31, 1995 and December 31, 1994, the allowance for doubtful accounts included in rents receivable was $27,743 and $28,289, respectively, and $82 and $650 included in sales receivable, respectively.

Reclassifications

Certain prior year financial statement items have been reclassified to conform with the current year's financial statement presentation.

(3)   Investment Property

At March 31, 1995, the Partnership owned computer equipment with a depreciated cost basis of $113,059, subject to existing leases and equipment with a depreciated cost basis of $6,074 in inventory, awaiting re-lease or sale. All purchases of computer equipment are subject to a 3% acquisition fee paid to the General Partner.

(Page 7)
(4)   Related Party Transactions

Fees, commissions and other expenses paid or accrued by the Partnership to the General Partner or affiliates of the General Partner for the quarters ended March 31, 1995 and 1994 are as follows:

                          1995        1994
Management fees           $ 5,440     $11,418
Reimbursable expenses
 paid                      19,432      18,261
                          -------------------
                          $24,872     $29,679
                          -------------------
                          -------------------

Under the terms of the Partnership Agreement, the General Partner is entitled to an equipment acquisition fee of 3% of the purchase price paid by the Partnership for the equipment. The General Partner is also entitled to a management fee equal to 7% of the monthly rental billings collected. Also, the Partnership reimburses the General Partner and its affiliates for certain expenses incurred by them in connection with the operation of the Partnership.

(Page 8)
               WELLESLEY LEASE INCOME LIMITED PARTNERSHIP D
                   (A Massachusetts Limited Partnership)

                  Management's Discussion and Analysis of
               Financial Condition and Results of Operations
                                (Unaudited)

Results of Operations

The following discussion relates to Partnership operations for the quarter ended March 31, 1995 in comparison to the quarter ended March 31, 1994.

The Partnership realized net income of $81,943 and $119,031 for the quarters ended March 31, 1995, and 1994, respectively. Rental income decreased $60,129 or 39% between the three month periods. The decrease is primarily due to lower rental rates on equipment lease extensions and remarketings resulting after the initial lease term expires and due to a decrease in the overall size of the equipment portfolio. Other income in 1994 is a result of the write-off of overstated liabilities recorded in prior years. Interest income has increased as a result of higher average short-term investment balances.

Total costs and expenses decreased 52% in 1995, primarily as a result of the decrease in depreciation expense. Depreciation expense decreased due to a large portion of the equipment portfolio becoming fully depreciated and an overall reduction in the equipment portfolio. Management fees and general and administrative expenses have decreased in relation to the decline in rental income. The reversal of the provision for doubtful accounts is due to successful collection efforts on delinquent rents receivable.

The   Partnership   had  net  income  (loss)   per   Limited
Partnership Unit of $0.91 and $(0.80) in 1995 and 1994, respectively.

Liquidity and Capital Resources

For the quarter ended March 31, 1995, rental revenue generated from operating leases was the primary source of funds for the Partnership. As equipment leases terminate, the General Partner determines if the equipment will be extended to the same lessee, remarketed to another lessee, or if it is less marketable, sold. This decision is made upon analyzing which options would generate the most favorable results.

Rental income will continue to decrease due to two factors. The first factor is the rate obtained when the original leases expire and are remarketed at a lower rate. Typically the remarketed rates are lower due to the decrease in useful life of the equipment. Secondly, the increasing change of technology in the computer industry usually decreases the demand for older equipment, thus increasing the possibility of obsolescence. Both of these factors together will cause remarketed rates to be lower than original rates and will cause certain leases to terminate upon expiration.

(Page 9)

During the fourth quarter of 1994, the General Partner announced its intentions of winding down the operations of the Partnership in 1995. It is anticipated that substantially all of the assets will be liquidated and the proceeds will be used to settle all outstanding liabilities and to make a final distribution. The Partnership will not be terminated until the net unsecured pre-petition claim against CIS and CMI has been settled and the remaining proceeds have been distributed to the Partners.

The Partnership's investing activities for the quarter resulted in equipment sales with a depreciated cost basis of $5,690, generating $29,988 in proceeds. Associated with the equipment sales were $3,699 of charge offs of losses against the reserve, initially set up in prior periods for estimated losses on the ultimate disposition of equipment. The Partnership has no material capital expenditure commitments and will not purchase equipment in the future as the Partnership has reached the end of its reinvestment period and has announced its intentions of winding down the Partnership in 1995.

Cash distributions are currently at an annual level of 4% per Limited Partnership Unit, or $5.00 per Limited Partnership Unit on a quarterly basis. For the quarter ended March 31, 1995, the Partnership declared a cash distribution of $191,911, of which $9,596 is allocated to the General Partner and $182,315 is allocated to the Limited Partners. The distribution will be paid on May 31, 1995. The Partnership expects distributions to be more volatile as its operations are winding down.

The effects of inflation have not been significant to the Partnership and are not expected to have any material impact in the future periods.

(Page 10)
               WELLESLEY LEASE INCOME LIMITED PARTNERSHIP D
                   (A Massachusetts Limited Partnership)

                 Computer Equipment Portfolio (Unaudited)
                              March 31, 1995

Lessee

ADP, Incorporated
Allied Signal Corporation
Caterpillar, Incorporated
Citicorp Services, Incorporated
FAX International, Incorporated
Genix Corporation
GPU Service Corporation
Halliburton Company
Hughes Aircraft Company, Incorporated
Kroger, Incorporated
Maryland Casualty Insurance, Incorporated
Owens Corning Fiberglass, Incorporated
Smith Kline, Incorporated

Equipment Description     Acquisition Price
Computer peripherals      $1,059,327
Processors & upgrades         42,373
Telecommunications           127,119
Other                        889,834
                          ----------
                          $2,118,653
                          ----------
                          ----------

(Page 11)

                        PART II.  OTHER INFORMATION

               WELLESLEY LEASE INCOME LIMITED PARTNERSHIP D
                   (A Massachusetts Limited Partnership)


Item 1.  Legal Proceedings
         Response:  None

Item  2. Changes in the Rights of the Partnership's Security
            Holders
         Response:  None

Item 3.  Defaults by the Partnership on its Senior Securities
         Response:  None

Item 4.  Results of Votes of Security Holders
         Response:  None

Item 5.  Other Information
         Response:  None

Item 6.  Exhibits and Reports on Form 8-K
         Response:

         A.  None

         B.  None

(Page 12)
                                SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WELLESLEY LEASE INCOME LIMITED
PARTNERSHIP D
(Registrant)

By:Wellesley Leasing Partnership,
its General Partner

By:TLP Leasing Programs, Inc.,
one of its Corporate General
Partners


Date:  May 12, 1995
By: Arthur P. Beecher,
    President