Form 10-Q
period 1995-06-30
WELLESLEY LEASE INCOME LTD PARTNERSHIP D
filed 1995-08-15
CIK 720308

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                             _______________________

                                    FORM 10-Q
                   Quarterly Report Under Section 13 or 15(d)
                 of the United States Securities Exchange Act of
                                      1934

                             _______________________


For Quarter Ended June 30, 1995                  Commission File No. 2-84106


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

                                INDEX                           Page No.
Part I.  FINANCIAL INFORMATION

Financial Statements

Balance Sheets as of June 30, 1995
  and December 31, 1994                                         3

Statements of Operations For the
  Quarters Ended June 30, 1995 and 1994 and the
  Six Months Ended June 30, 1995 and 1994                       4

Statements of Cash Flows  For  the
  Six Months Ended June 30, 1995 and 1994                       5

Notes to Financial Statements                                   6 - 7

Management's Discussion and Analysis of
  Financial Condition and Results of Operations                 8 - 9

Computer Equipment Portfolio                                    10

Part II. OTHER INFORMATION

Items 1 - 6                                                     11

Signature                                                       12

(Page 3)

                         PART I.  FINANCIAL INFORMATION

                  WELLESLEY LEASE INCOME LIMITED PARTNERSHIP D
                      (A Massachusetts Limited Partnership)

                                 Balance Sheets

                                     Assets      (Unaudited)      (Audited)
                                                   6/30/95        12/31/94
Investment property, at cost (note 3):
 Computer equipment                              $  1,540,485     $ 2,541,961
   Less accumulated depreciation                    1,449,730       2,395,541
                                                 ----------------------------
    Investment property, net                           90,755         146,420

Cash and cash equivalents                             134,213         434,029
Marketable securities (note 2)                         44,593               -
Rents receivable, net (note 2)                         20,399          16,161
Accounts receivable - affiliates, net (note 2)          3,871               -
                                                 ----------------------------
   Total assets                                  $    293,831     $   596,610
                                                 ----------------------------
                                                 ----------------------------

                        Liabilities and Partners' Equity
Liabilities:
 Accounts payable and accrued
   expenses - affiliates (note 4)                $     18,666     $    28,766
 Accrued expenses                                       3,190           9,854
 Accounts payable                                      42,240          78,859
 Unearned rental revenue                                1,285           5,242
 Distribution payable                                   9,596               -
                                                 ----------------------------

   Total liabilities                                   74,977         122,721
                                                 ----------------------------
Partners' equity:
 General Partner:
   Capital contribution                                 1,000           1,000
   Cumulative net income                            1,243,626       1,185,408
   Cumulative cash distributions                   (1,244,626)     (1,223,036)
                                                 ----------------------------
                                                            -         (36,628)
                                                 ----------------------------
 Limited Partners (36,463 units):
   Capital contribution, net of offering costs     16,259,064      16,259,064
   Cumulative net income                            7,607,506       7,488,960
   Cumulative cash distributions                  (23,647,716)    (23,237,507)
                                                 ----------------------------
                                                      218,854         510,517
                                                 ----------------------------
   Total partners' equity                             218,854         473,889
                                                 ----------------------------

   Total liabilities and partners' equity        $    293,831     $   596,610
                                                 ----------------------------
                                                 ----------------------------

                 See accompanying notes to financial statements.

(Page 4)

                  WELLESLEY LEASE INCOME LIMITED PARTNERSHIP D
                      (A Massachusetts Limited Partnership)

                            Statements of Operations
                                   (Unaudited)
                                 Quarters Ended             Six Months Ended
                                    June 30,                    June 30,
                                1995        1994          1995          1994
Revenue:
 Rental income                $ 38,411    $ 177,230      $133,676     $332,623
 Interest income                 2,853        3,662         8,290        5,614
 Other income                        -            -             -       26,114
 Net gain on sale
   of equipment                 33,060          749        61,057       34,555
 Recovery of net unsecured
   pre-petition claim (note 2)  44,593            -         4,593            -
                              ---------------------      ---------------------

    Total revenue              118,917      181,641       247,616      398,906
                              ---------------------      ---------------------

Costs and expenses:
 Depreciation                   22,118       83,188        47,414      148,637
 Interest                            -            -            43            -
 Related party expenses
   (note 4):
   Management fees               2,618        2,757         8,058       14,175
   General and administrative   22,694       13,824        39,785       35,191
 (Reversal of) provision for
   doubtful accounts           (23,334)      20,948       (24,448)      20,948
                              ---------------------      ---------------------
    Total costs and expenses    24,096      120,717        70,852      218,951
                              ---------------------      ---------------------

Net income                    $ 94,821    $  60,924      $176,764     $179,955
                              ---------------------      ---------------------
                              ---------------------      ---------------------

Net income per Limited
 Partnership Unit             $   2.34    $    1.49      $   3.25     $   0.69
                              ---------------------      ---------------------
                              ---------------------      ---------------------

                 See accompanying notes to financial statements.
(Page 5)

                  WELLESLEY LEASE INCOME LIMITED PARTNERSHIP D
                      (A Massachusetts Limited Partnership)

                            Statements of Cash Flows
                 For the Six Months Ended June 30, 1995 and 1994
                                   (Unaudited)
                                                       1995             1994
Cash flows from operating activities:
 Net income                                       $  176,764        $  179,955
                                                  ----------------------------
 Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation                                      47,414           148,637
      (Reversal  of)  provision for doubtful
         accounts                                    (24,448)           20,948
    Net gain on sale of equipment                    (61,057)          (34,555)
    Net (increase) decrease in current assets        (28,254)            6,658
    Net decrease in current liabilities              (57,340)          (43,179)
                                                  ----------------------------
      Total adjustments                             (123,685)           98,509
                                                  ----------------------------
      Net cash provided by
         operating activities                         53,079           278,464
                                                 -----------------------------
Cash flows from investing activities:
 Proceeds from sales of investment property           69,308            48,020
                                                 -----------------------------
      Net cash provided by
        investing activities                          69,308            48,020
                                                 -----------------------------
Cash flows from financing activities:
 Cash distributions to partners                     (422,203)         (383,822)
                                                 -----------------------------
      Net cash used in financing activities         (422,203)         (383,822)
                                                 -----------------------------
Net decrease in cash and cash equivalents           (299,816)          (57,338)

Cash and cash equivalents at beginning of period     434,029           348,438
                                                  ----------------------------

Cash and cash equivalents at end of period        $  134,213        $  291,100
                                                  ----------------------------
                                                  ----------------------------
Supplemental cash flow information:
 Interest paid during the period                  $    1,120        $        -
                                                  ----------------------------
                                                  ----------------------------

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

(2) Significant Accounting Policies

Allowance for Doubtful Accounts

The  financial statements include allowances for
estimated  losses on receivable  balances.   The
allowances  for doubtful accounts are  based  on
past  write off experience and an evaluation  of
potential  uncollectible  accounts  within   the
current    receivable   balances.     Receivable
balances    which   are   determined    to    be
uncollectible are charged against the  allowance
and  subsequent recoveries, if any, are credited
to the allowance.  At June 30, 1995 and December
31,  1994,  the allowance for doubtful  accounts
included  in  rents receivable  was  $4,441  and
$28,289,   respectively.   The   allowance   for
doubtful    accounts   included   in    accounts
receivable - affiliates was $99,031 and  $99,631
at   June  30,  1995  and  December  31,   1994,
respectively, of which $98,981 was related to the net unsecured pre-petition bankruptcy claim for both periods.

Marketable Securities

The  marketable  securities  consist  of  common
stock   in   Continental   Information   Systems
Corporation received by the Partnership  in  the
distribution  made  December  27,  1994  by  the
Trustee  of  the  Liquidating  Estate   of   CIS
Corporation,   et  al  with   respect   to   the
outstanding  net  unsecured pre-petition  claim.
During the second quarter of 1995, the stock began trading, thereby providing an objective valuation measure for establishing the cost basis which approximates fair market value at the balance sheet date.

Reclassifications

Certain prior year financial statement items have been reclassified to conform with the current year's financial statement presentation.

(3) Investment Property

At June 30, 1995, the Partnership owned computer
equipment  with  a  depreciated  cost  basis  of
$81,214,   subject   to  existing   leases   and
equipment with a depreciated cost basis of $9,541 in inventory, awaiting re-lease or sale.
All purchases of computer equipment are subject to a 3% acquisition fee paid to the General
Partner.

(Page 7)

(4) Related Party Transactions

Fees,  commissions and other  expenses  paid  or
accrued   by  the  Partnership  to  the  General
Partner or affiliates of the General Partner for the quarters ended June 30, 1995 and 1994 are as follows:

                                   1995         1994

Management fees                 $  8,058     $  14,175
Reimbursable expenses paid        41,470        31,116
                                ----------------------
                                $ 49,528     $  45,291
                                ----------------------
                                ----------------------

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

(5)   Subsequent Events

On  July 20, 1995, the Partnership received  the
second  distribution from  the  Trustee  of  the
Liquidating  Estate of CIS Corporation,  et  al,
with  respect  to the net unsecured pre-petition
claim.   The  distribution  consisted  of   cash
proceeds  of $61,386 and 2,256 shares of  common
stock   in   Continental   Information   Systems
Corporation  with  a carrying value  of  $5,640.
The  cash  and  stock will be reflected  in  the
financial  statements for the third  quarter  of
1995.     Following    the   Trustee's    second
distribution,  the Partnership has  a  remaining
net  unsecured pre-petition claim of $27,916  as
of   July   20,   1995.   The  General   Partner
anticipates  that  the Liquidating  Estate  will
make   future  distributions  on  the  remaining
outstanding claim balance, although it is not possible at this time to determine when these distributions will be made.

(Page 8)
                  WELLESLEY LEASE INCOME LIMITED PARTNERSHIP D
                      (A Massachusetts Limited Partnership)

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                                   (Unaudited)

Results of Operations

The following discussion relates to Partnership operations for the quarter and six month periods ended June 30, 1995 compared to the same period in 1994.

The  Partnership realized net income of  $94,821
and  $60,924 for the three months ended June 30,
1995  and  1994,  respectively.   Rental  income
decreased  $138,819  or 79%  between  the  three
month  periods.   The  significant  decrease  in
rental  income is primarily due to lower  rental
rates obtained on equipment lease extensions and
remarketings  resulting after the initial  lease
term  expires and due to a net decrease  in  the
overall  size  of the equipment portfolio.   Net
gain on sale of equipment increased between  the
three  month  periods due to sales of  equipment
carrying low book values.  The recovery  of  net
unsecured  pre-petition claim was the result  of
the  establishment of the carrying value of  the
stock   received  in  the  December   27,   1994
distribution from the Trustee of the Liquidating
Estate   of   CIS  Corporation,  et   al.    The
receivables associated with the stock settlement
had   been  fully  reserved  in  a  prior  year;
accordingly, the Partnership was able to show a recovery on those receivables as of June 30, 1995 at which time an objective stock value could be determined due to the stock's trading activities.

Total  costs and expenses decreased  $96,621  or
80%   between  the  three  month  periods.   The
decrease in costs and expenses is primarily  the
result  of  lower depreciation expense  and  the
reversal  of  provision for  doubtful  accounts.
Depreciation expense decreased due to an overall
decrease in the equipment portfolio and a  large
portion  of  the  equipment  portfolio  becoming
fully   depreciated.   Management  fees  expense
shows  little change in the current quarter  due
to  a one time adjustment for a change in method
by  which management fees are calculated made in
the   quarter   ended  June  30,  1994   causing
management fees expense to be lower than  usual.
General  and administrative expenses were  lower
in  1994  due to the receipt of a refund related
to a sales tax audit assessment that was paid in
1990  and included in general and administrative
expenses at that time.  The significant reversal
of  provision for doubtful accounts made  during
the   current  quarter  is  due  to   successful
collection efforts made on delinquent rents receivable.

The  Partnership realized net income of $176,764
and  $179,955  for the six month  periods  ended
June  30,  1995 and 1994, respectively.   Rental
income decreased $198,947 or 60% between the six
month  periods.  The decrease in rental  income,
as  mentioned above, is primarily due  to  lower
rental  rates  obtained on lease extensions  and
remarketings  and  to  a  net  decrease  in  the
overall   size   of  the  equipment   portfolio.
Interest income increased between the six  month
periods as a result of higher average short-term
investment balances.  Other income in 1994 is  a
result    of   the   write-off   of   overstated
liabilities   recorded  in  prior   years.    As
discussed  above, net gain on sale of  equipment
increased  from  1994 to 1995 due  to  sales  of
equipment   carrying  low  book   values.    The
recovery of net unsecured pre-petition claim was
the  result of the establishment of the carrying
value of the stock received in the December  27,
1994  distribution  from  the  Trustee  of   the
Liquidating Estate of CIS Corporation, et al, as
mentioned  above.   The  receivables  associated
with   the  stock  settlement  had  been   fully
reserved  in  a  prior year;   accordingly,  the
Partnership was able to show a recovery on those receivables as of June 30, 1995 at which time an objective stock value could be determined due to the stock's trading activities.

Total  costs and expenses decreased $148,099  or
68% between the six month periods.  As discussed
above,  the decrease in total costs and expenses
is  primarily  due to a decrease in depreciation
expense  and  the  reversal  of  provision   for
doubtful    accounts.    Depreciation    expense
decreased  due  to an increased portion  of  the
equipment  portfolio becoming fully  depreciated
and  due  to a decrease in the overall equipment
portfolio.            Management            fees

(Page 9)

decreased in 1995 due to the decrease in  rental
income.    As   discussed  above,  general   and
administrative expenses were lower in  1994  due
to  a sales tax audit assessment refund that was
included  in general and administrative expenses
in  1990 when it was paid.  As mentioned  above,
the  Partnership reversed a significant  portion
of  its  provision for doubtful  accounts  as  a
result  of  successful  collection  efforts   of
delinquent rents receivable.

The  Partnership  had  net  income  per  Limited
Partnership Unit of $3.25 and $0.69 for the  six
months   ended   June   30,   1995   and   1994,
respectively.

Liquidity and Capital Resources

For the quarter ended June 30, 1995, rental revenue generated from operating leases and sales of equipment were the primary sources of funds for the Partnership. As equipment leases terminate, the General Partner determines if the equipment will be extended to the same lessee, remarketed to another lessee, or if it is less marketable, sold. This decision is made upon analyzing which options would generate the most favorable results.

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

The  Partnership's investing activities for  the
six  months resulted in equipment sales  with  a
depreciated  cost  basis of $14,549,  generating
$69,308   in  proceeds.   Associated  with   the
equipment  sales were $6,298 of charge  offs  of
losses against the reserve, initially set up  in
prior  periods  for  estimated  losses  on   the
ultimate   disposition   of   equipment.     The
Partnership has no material capital expenditure commitments and will not purchase equipment in the future as the Partnership has reached the end of its reinvestment period and has announced its intentions of winding down the Partnership in 1995.

Cash  distributions are currently at  an  annual
level  of  3% per Limited Partnership  Unit,  or
$3.75   per  Limited  Partnership  Unit   on   a
quarterly basis.  For the quarter ended June 30,
1995,   the   Partnership   declared   a    cash
distribution  of  $143,933, of which  $7,197  is
allocated to the General Partner and $136,736 is
allocated   to   the  Limited   Partners.    The
distribution  will be paid on August  28,  1995.
The Partnership expects distributions to be more volatile as its operations are winding down.

The   effects   of  inflation  have   not   been
significant to the Partnership and are not expected to have any material impact in future periods.

(Page 10)

                  WELLESLEY LEASE INCOME LIMITED PARTNERSHIP D
                      (A Massachusetts Limited Partnership)

                    Computer Equipment Portfolio (Unaudited)
                                  June 30, 1995

Lessee

Allied Signal Corporation
Caterpillar, Incorporated
FAX International, Incorporated
GPU Service Corporation
Halliburton Company
Hughes Aircraft Company, Incorporated
Kroger, Incorporated
Maryland Casualty Insurance, Incorporated
Owens Corning Fiberglass, Incorporated
Smith Kline, Incorporated


Equipment Description          Acquisition Price

Computer peripherals           $   770,243
Processors & upgrades               30,810
Telecommunications                  92,429
Other                              647,003
                               -----------
                               $ 1,540,485
                               -----------
                               -----------

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

SIGNATURE



Pursuant  to the requirements of Section  13  or
15(d)  of  the Securities Exchange Act of  1934,
the Registrant has duly caused this report to be
signed   on   its  behalf  by  the  undersigned,
thereunto duly authorized.


WELLESLEY LEASE INCOME LIMITED
PARTNERSHIP D
(Registrant)


By:  Wellesley Leasing Partnership,
     its General Partner


By:  TLP Leasing Programs, Inc.,
     one of its Corporate General Partners


Date: August 11, 1995

By:   Arthur P. Beecher,
      President