Form 10-Q
period 1995-09-30
WELLESLEY LEASE INCOME LTD PARTNERSHIP D
filed 1995-11-15
CIK 720308

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                            -----------------------

                                   FORM 10-Q
                   Quarterly Report Under Section 13 or 15(d)
              of the United States Securities Exchange Act of 1934

                            -----------------------


For Quarter Ended September 30, 1995                Commission File No. 2-84106


                  WELLESLEY LEASE INCOME LIMITED PARTNERSHIP D
             (Exact name of registrant as specified in its charter)


         Massachusetts                                               04-2794296
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                              Identification No.)


One Financial Center, 21st Floor, Boston, MA                              02111
(Address of principal executive offices)                             (Zip Code)


Registrant's telephone number, including area code               (617) 482-8000
                                                               ----------------


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


                                    INDEX                                                                       Page No.

Part I.       FINANCIAL INFORMATION

              Financial Statements

                    Balance Sheets as of September 30, 1995 and December 31, 1994                                       3

                    Statements of Operations For the Quarters Ended
                           September 30, 1995 and 1994 and the Nine Months Ended
                           September 30, 1995 and 1994                                                                  4

                    Statements of Cash Flows For the Nine Months Ended
                           September 30, 1995 and 1994                                                                  5

                    Notes to Financial Statements                                                                   6 - 8

              Management's Discussion and Analysis of Financial Condition and
                    Results of Operations                                                                          9 - 10

Part II.      OTHER INFORMATION

              Items 1 - 6                                                                                              11

              Signature                                                                                                12


                         Part I. FINANCIAL INFORMATION

                  WELLESLEY LEASE INCOME LIMITED PARTNERSHIP D
                     (A Massachusetts Limited Partnership)

                                 Balance Sheets

                                                               Assets               (Unaudited)                         (Audited)
                                                                                      9/30/95                         12/31/94
Investment property, at cost:
   Computer equipment                                                              $             -                 $     2,541,961
     Less accumulated depreciation                                                               -                       2,395,541
                                                                                         ---------                       ---------
       Investment property, net                                                                  -                         146,420

Cash and cash equivalents                                                                  167,288                         434,029
Marketable securities (notes 2 & 4)                                                         45,209                               -
Rents receivable, net (note 2)                                                                   -                          16,161
Accounts receivable - affiliates, net (note 2)                                                   -                               -
                                                                                         ---------                        --------
Total assets                                                                       $       212,497                 $       596,610
                                                                                   =     =========                 =      ========

                        Liabilities and Partners' Equity
Liabilities:
Accounts payable and accrued
   expenses - affiliates (note 3)                                                  $             -                 $        28,766
Accounts payable and accrued expenses                                                            -                          88,713
Unearned rental income                                                                           -                           5,242
                                                                                         ---------                         -------

Total liabilities                                                                                -                         122,721
                                                                                         ---------                         -------

Partners' equity:
   General Partner:
     Capital contribution                                                                    1,000                           1,000
     Cumulative net income                                                               1,250,822                       1,185,408
     Cumulative cash distributions                                                      (1,251,822)                     (1,223,036)
                                                                                        ----------                      ----------
                                                                                                 -                         (36,628)
                                                                                        ----------                      ----------
Limited Partners (36,463 Units):
   Capital contribution, net of
     offering costs                                                                     16,259,064                      16,259,064
   Cumulative net income                                                                 7,742,908                       7,488,960
   Cumulative cash distributions                                                       (23,784,452)                    (23,237,507)
                                                                                       -----------                     -----------
                                                                                           217,520                         510,517
                                                                                       -----------                     -----------
   Unrealized losses on marketable securities (note 4)                                      (5,023)                              -
                                                                                       -----------                     -----------
   Total partners' equity                                                                  212,497                         473,889
                                                                                       -----------                     -----------

   Total liabilities and partners' equity                                          $       212,497                 $       596,610
                                                                                   =   ===========                 =   ===========

                See accompanying notes to financial statements.


                  WELLESLEY LEASE INCOME LIMITED PARTNERSHIP D
                     (A Massachusetts Limited Partnership)

                            Statements of Operations
                                  (Unaudited)

                                                     Quarters Ended                         Nine Months Ended
                                                      September 30,                           September 30,
                                                      -------------                           -------------
                                                 1995              1994                1995                1994
                                                 ----              ----                ----                ----
Revenue:
   Rental income                            $       69,670    $     181,226         $     203,346      $     513,850
   Interest income                                   3,624            3,517                11,914             35,245
   Recovery of net unsecured
     pre-petition claim (note 5)                    67,026                -               111,619                  -
   Net gain on sale
     of equipment                                   43,975           78,757               105,032            113,312
                                                    ------           ------               -------            -------

Total revenue                                      184,295          263,500               431,911            662,407
                                                   -------          -------               -------            -------

Costs and expenses:
   Depreciation                                          -           57,849                47,414            206,486
   Interest                                              -                -                    43                  -
   Related party expenses (note 3):
     Management fees                                 3,919           10,637                11,977             24,812
     General and administrative                     42,107           20,057                81,892             55,249
   (Reversal of) provision for
     doubtful accounts                              (4,329)          18,866               (28,777)            39,814
                                                    ------           ------               -------             ------

Total costs and expenses                            41,697          107,409               112,549            326,361
                                                    ------          -------               -------            -------


Net income                                  $      142,598    $     156,091         $     319,362      $     336,046
                                            =      =======    =     =======         =     =======      =     =======

Net income per Limited
   Partnership Unit                         $         3.72    $        1.91         $        6.97      $        2.60
                                            =         ====    =        ====         =        ====      =        ====

                See accompanying notes to financial statements.


                  WELLESLEY LEASE INCOME LIMITED PARTNERSHIP D
                     (A Massachusetts Limited Partnership)

                            Statements of Cash Flows
             For the Nine Months Ended September 30, 1995 and 1994
                                  (Unaudited)

                                                                                             1995                           1994
                                                                                             ----                           ----
Cash flows from operating activities:
Net income                                                                           $     319,362                 $      336,046
                                                                                           -------                        -------

Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation                                                                            47,414                        206,486
     (Reversal of) provision for doubtful accounts                                          (28,777)                        39,814
     Net gain on sale of equipment                                                         (105,032)                      (113,312)
     Net (increase) decrease in current assets                                               (5,294)                        12,029
     Net decrease in current liabilities                                                   (122,721)                       (93,617)
                                                                                           --------                        -------

       Total adjustments                                                                   (214,410)                        51,400
                                                                                           --------                         ------

       Net cash provided by operating activities                                            104,952                        387,446
                                                                                            -------                        -------

Cash flows from investing activities:
   Proceeds from sales of investment property                                               204,038                        149,331
                                                                                            -------                        -------

       Net cash provided by investing activities                                            204,038                        149,331
                                                                                            -------                        -------

Cash flows from financing activities:
   Cash distributions to partners                                                          (575,731)                      (575,733)
                                                                                           --------                       --------

       Net cash used in financing activities                                               (575,731)                      (575,733)
                                                                                           --------                       --------

Net decrease in cash and cash equivalents                                                  (266,741)                       (38,956)

Cash and cash equivalents at beginning of period                                            434,029                        348,438
                                                                                            -------                        -------

Cash and cash equivalents at end of period                                           $      167,288                 $      309,482
                                                                                     =      =======                 =      =======

Supplemental cash flow information:
   Interest paid during the period                                                   $        1,120                 $            -
                                                                                     =        =====                 =        =====

                See accompanying notes to financial statements.

                  WELLESLEY LEASE INCOME LIMITED PARTNERSHIP D
                     (A Massachusetts Limited Partnership)

                         Notes to Financial Statements
                For the Months Ended September 30, 1995 and 1994
                                  (Unaudited)

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

In the fourth quarter of 1994, the General Partner announced its intentions of winding down the operations of the Partnership beginning in 1995. As of August 30, 1995, all assets have been sold with the exception of the marketable securities and the unsecured pre-petition claim, and the proceeds have been accumulated to settle all outstanding liabilities and make a final distribution. The Partnership will not be terminated until the unsecured pre-petition claim against CIS has been settled and the remaining proceeds have been distributed to the Partners (see note 5 for further discussion).

(2)   Significant Accounting Policies

Allowance for Doubtful Accounts

The financial statements include allowances for estimated losses on receivable balances. The allowances for doubtful accounts are based on past write off experience and an evaluation of potential uncollectible accounts within the current receivable balances. Receivable balances which are determined to be uncollectible are charged against the allowance and subsequent recoveries, if any, are credited to the allowance. At September 30, 1995 and December 31, 1994, the allowance for doubtful accounts included in rents receivable was $112 and $28,289, respectively. The allowance for doubtful accounts included in accounts receivable - affiliates was $25,968 and $99,631 at September 30, 1995 and December 31, 1994, respectively, of which $25,968 and $98,981 was related to the net unsecured pre-petition bankruptcy claim for each year, respectively.

Marketable Securities

The marketable securities are stated at fair value at the balance sheet date and consist of common stock in Continental Information Systems Corporation received by the Partnership in the distributions made December 27, 1994 and July 20, 1995 by the Trustee of the Liquidating Estate of CIS Corporation, et al, ("the Trustee"), with respect to the outstanding net unsecured pre-petition claim. During the second quarter of 1995, the stock began trading, thereby providing an objective valuation measure for establishing the cost basis. Unrealized gains and losses are recorded directly in partners' equity except those gains and losses that are deemed to be other than temporary, which would be reflected in income or loss (see note 4).

Reclassifications

Certain prior year financial statement items have been reclassified to conform with the current year's financial statement presentation.

                  WELLESLEY LEASE INCOME LIMITED PARTNERSHIP D
                     (A Massachusetts Limited Partnership)

                         Notes to Financial Statements
                                  (Unaudited)

(3)   Related Party Transactions

Fees, commissions and other expenses paid or accrued by the Partnership to the General Partner or affiliates of the General Partner for the nine months ended September 30, 1995 and 1994 are as follows:

                                                        1995                    1994
                                                        ----                    ----

      Management fees                                $    11,977            $     24,812
      Reimbursable expenses paid                          54,486                  54,059
                                                          ------                  ------

                                                     $    66,463            $     78,871
                                                     =    ======            =     ======

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

(4)   Fair Values of Financial Instruments

Pursuant to Statement of Financial Accounting Standards No. 115 ("SFAS 115"), "Accounting for Certain Investments in Debt and Equity Securities," which requires investments in debt and equity securities other than those accounted for under the equity method to be carried at fair value or amortized cost for debt securities expected to be held to maturity, the Partnership has classified its investments in equity securities as available for sale. Accordingly, the net unrealized gains and losses computed in marking these securities to market are reported as a component of partners' equity. At September 30, 1995 the difference between the fair value and the original cost of these securities is an unrealized loss of $5,023.

The fair value is based on currently quoted market prices. The carrying amount and estimated fair value of the Partnership's marketable securities for the quarters ended September 30, 1995 and 1994 are as follows:

                                                                                1995                          1994
                                                                                ----                          ----
                                                                       Carrying       Fair          Carrying           Fair
                                                                       Amount         Value         Amount             Value

Investment in Continental Information
     Systems Corporation Stock                                         $ 50,232       $ 45,209      $       -          $        -
                                                                       ========       ========      =========          ==========

As was discussed in note 2, Marketable Securities, the Partnership received stock in Continental Information Systems Corporation as part of the December 27, 1994 and July 20, 1995 distributions from the Trustee, with respect to the outstanding net unsecured pre-petition claim. The receivables comprising the net unsecured pre-petition claim had been fully reserved during prior years; thus, during the second quarter of 1995 when the stock began actively trading, the carrying amount for the stock was established to be $2.50 per share which approximated fair value at June 30, 1995.

                  WELLESLEY LEASE INCOME LIMITED PARTNERSHIP D
                     (A Massachusetts Limited Partnership)

                         Notes to Financial Statements
                                  (Unaudited)

(5)   Bankruptcy of Continental Information Systems Corporation

As was discussed in the Form 10-Q for the quarter ended June 30, 1995, note 5 Subsequent Events, the Partnership received the second distribution from the Trustee, with respect to the net unsecured pre-petition claim. The distribution consisted of cash proceeds of $61,386 and 2,256 shares of common stock in Continental Information Systems Corporation with a carrying value of $5,640 (see note 6).

(6)   Subsequent Events

On October 20, 1995, the Partnership received the third distribution from the Trustee, with respect to the net unsecured pre-petition claim. The distribution consisted of cash proceeds of $1,216 and 775 shares of common stock in Continental Information Systems Corporation with a carrying value of $1,938. The cash and stock will be reflected in the financial statements for the fourth quarter of 1995. Following the Trustee's third distribution and an additional charge off made during the year, the Partnership has a remaining net unsecured pre-petition claim balance of $22,814 as of October 20, 1995. The General Partner anticipates that the Liquidating Estate will make future distributions on the remaining outstanding claim balance, although it is not possible at this time to determine when these distributions will be made.

                  WELLESLEY LEASE INCOME LIMITED PARTNERSHIP D
                     (A Massachusetts Limited Partnership)

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations
                                  (Unaudited)

Results of Operations

The following discussion relates to the Partnership's operations for the quarter and nine months ended September 30, 1995 in comparison to the same periods in 1994.

The Partnership realized net income of $142,598 and $156,091 for the quarters ended September 30, 1995 and 1994, respectively. Rental income decreased $111,556 or 62% between the three month periods. The decrease is primarily due to the continued decrease in the overall size of the equipment portfolio. The sale of the equipment portfolio and the related leases occurred at the end of August 1995; thus, there was a direct impact of the sale on current quarter rental revenue since it did not include rental revenue for the month of September. Interest income slightly increased from 1994 as a result of higher average short-term investment balances in the quarter. The recovery of the net unsecured pre-petition claim was the result of the second distribution from the Trustee of the Liquidating Estate of CIS Corporation, et al ("the Trustee"), with respect to the outstanding claim balance. The decrease in net gain on sale of equipment between the two periods is primarily due to significant sales of equipment carrying lower net book values in 1994.

Total costs and expenses decreased $65,712 or 61% during the third quarter of 1995 primarily due to the $57,849 decrease in depreciation expense. The Partnership did not recognize any depreciation expense in the current quarter due to a portion of the equipment portfolio becoming fully depreciated and the sale of the equipment. Management fees have decreased in relation to the decline in rental income. General and administrative expenses increased $22,050 due to the establishment and satisfaction of outstanding liabilities related to the liquidation of the Partnership in 1995. For example, the Partnership will still need to cover costs relating to investor reports, Schedule K-1 preparation and mailings, etc. The reversal of provision for doubtful accounts of $4,329 is due to successful collection efforts on delinquent rents receivable.

The Partnership realized net income of $319,362 and $336,046 for the nine months ended September 30, 1995 and 1994, respectively. Rental income decreased $310,504 or 61%. As discussed above in the quarter analysis, the decrease in rental income is primarily due to the continued decrease in the overall size of the equipment portfolio. Interest income decreased as a result of lower average short-term investment balances held during 1995. The recovery of the net unsecured pre-petition claim was the result of the third quarter of 1995 receipt of the Trustee's July 20, 1995 second distribution along with the second quarter of 1995 establishment of the carrying value of the stock received in the December 27, 1994 distribution. The decrease in net gain on sale of equipment is due to significant sales of equipment carrying low net book values in 1994.

Total costs and expenses decreased $213,812 or 67% during the first nine months of 1995 primarily as a result of lower depreciation expense which exceeded the increase in general and administrative expenses. As discussed above in the quarter analysis, depreciation expense decreased $159,072 due to a large portion of the equipment portfolio becoming fully depreciated and the sale of the entire equipment portfolio. Management fees expense decreased in relation to the decline in rental income. As discussed above, general and administrative expenses increased significantly due to the establishment and satisfaction of outstanding liabilities as a result of the Partnership's liquidation. The reversal of provision for doubtful accounts for the nine months of $28,777 is due to successful collection efforts on delinquent rents receivable, as mentioned above.

                  WELLESLEY LEASE INCOME LIMITED PARTNERSHIP D
                     (A Massachusetts Limited Partnership)

                    Management's Discussion and Analysis of
                 Financial Condition and Results of Operations
                                  (Unaudited)

During the quarter ended September 30, 1995 and the nine months ended September 30, 1995, the Partnership allocated profits and losses resulting in $3.72 and $6.97 per Limited Partnership Unit, respectively.

Liquidity and Capital Resources

During the fourth quarter of 1994, the General Partner announced its intentions of winding down the operations of the Partnership beginning in 1995. As of August 30, 1995, substantially all of the assets have been liquidated and the proceeds have been accumulated to settle all outstanding liabilities and make a final distribution. As discussed in note 6 Subsequent Events, the Partnership received the third distribution from the Trustee, with respect to the unsecured pre-petition claim. The distribution consisted of cash proceeds of $1,216 and 775 shares of common stock in Continental Information Systems Corporation with a carrying value of $1,938. The cash and stock will be reflected in the financial statements for the fourth quarter of 1995. Following the Trustee's third distribution, the Partnership has a remaining net unsecured pre-petition claim of $22,814 as of October 20, 1995.

The stock cannot be sold immediately by the Partnership due to limitations imposed by the Securities Exchange Act of 1933 (the "Exchange Act"). Because TLP Leasing Programs, Inc., one of the Corporate General Partners, is a wholly-owned subsidiary of Continental Information Systems Corporation ("CIS"), the Partnership is considered an "Affiliate" of CIS. Accordingly, in order for the Partnership to sell the shares, the Partnership must comply with the restrictions imposed by Rule 144 of the Exchange Act. In doing, so, the Partnership anticipates selling the stock and distributing the proceeds to the investors in the form of a final distribution within the next twelve months.

The Partnership's investing activities for the nine months resulted in the sale of its remaining equipment portfolio with a depreciated cost basis of $107,284, generating $204,038 in sales proceeds. Also associated with the equipment sales were $8,278 of loss charge offs against the reserve, initially set up in prior periods for estimated losses on the ultimate disposition of equipment.

Cash distributions are currently at a level of an annual 3% per Limited Partnership Unit or $3.75 per Limited Partnership Unit on a quarterly basis. For the quarter ended September 30, 1995, the Partnership declared a cash distribution of $143,933, of which $7,197 was allocated to the General Partner and $136,736 was allocated to the Limited Partners. The distribution will be made on November 28, 1995. As discussed above, the Partnership is accumulating its cash in anticipation of a final distribution. The effects of inflation have not been significant to the Partnership and are not expected to have a material impact in future periods.


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

Item 3.        Defaults by the Partnership on its Senior Securities
               Response:  None

Item 4.        Results of Votes of Security Holders
               Response:  None

Item 5.        Other Information
               Response:  None

Item 6.        Exhibits and Reports on Form 8-K
               Response:

               A.  None

               B.  None

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WELLESLEY LEASE INCOME LIMITED PARTNERSHIP D
(Registrant)

By:  Wellesley Leasing Partnership,
its General Partner

By:  TLP Leasing Programs, Inc.,
one of its Corporate General Partners

By:  Arthur P. Beecher
     President


Date: November 14, 1995
      -----------------