Form 10-K
period 1995-12-31
WELLESLEY LEASE INCOME LTD PARTNERSHIP D
filed 1996-04-01
CIK 720308

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934



     For the fiscal year ended December 31, 1995 Commission File No. 2-84106


                  Wellesley Lease Income Limited Partnership D
             (Exact Name of Registrant as Specified in its Charter)


Massachusetts                                                                                 04-2794296
(State or other jurisdiction                                                                  (IRS Employer Identification No.)
 of incorporation or organization)


One Financial Center, 21st Floor, Boston, MA                                                  02111
(Address of principal executive offices)                                                      (Zip Code)


Registrant's telephone number, including area code                                            (617) 482-8000


Securities registered pursuant to Section 12(b) of the Act                                    None

Securities registered pursuant to Section 12(g) of the Act                                    Units of Limited Partnership Interests



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X   No

State the aggregate market value of the voting stock held by non-affiliates of the registrant as of March 26, 1996: Not applicable, since securities are non-voting.

                   Documents incorporated by reference: None.

                            Exhibit Index on Page: 35

Graphic image depicting the corporate organization as discussed in Part I, Item 1 Business as follows:

Continental Information Systems Corporation ("Continental") controls CIS Corporation ("CIS") which controls CMI Holding Co. ("Holding"). Holding controls TLP Leasing Programs, Inc. ("TLP"), CMI Corporation ("CMI"), and TLP Securities, Inc. TLP controls TLP Columbia Management Corp. ("TCMC") which serves as General Partner to the Columbia Lease Income Funds. CMI controls CIS Management Services Corp. ("CISMS"). Torchmark Corporation ("Torchmark") controls TMK/United, Inc. which controls Waddell and Reed Financial Services, Inc. ("Waddell And Reed").

Through various dealer-manager arrangements, TLP, CISMS, and Waddell and Reed serve as corporate general partners to the Wellesley Leasing Partnership ("Wellesley General Partner") and the Hanover Leasing Partnership. The Wellesley General Partner is the general partner for the Wellesley Lease Income Limited Partnership. Hanover Leasing Partnership serves as the General Partner for Hanover Lease Income Limited Partnership with BOT Financial Corporation serving as agent.

                                     Part I
Item 1.  Business.

Wellesley Lease Income Limited Partnership D (the "Partnership") is a limited partnership organized under the provisions of the Massachusetts Uniform Limited Partnership Act on May 6, 1983. As of December 31, 1995, the Partnership consisted of a General Partner and 2,659 Limited Partners owning 36,463 Units of Limited Partnership Interests of $500 each (the "Units"), except that employees of the Corporate General Partners of the General Partner and employees and securities representatives of its affiliates purchased 1,188 Units for a net price of $460 per Unit and the Partnership incurred no obligation to pay any sales commissions with respect to such sales. The Units were sold commencing
September 2, 1983, pursuant to a Registration Statement on Form S-1 under the Securities Act of 1933. As set forth more fully at Item 10. Directors and Executive Officers of the Partnership. of this Report, the General Partner is Wellesley Leasing Partnership, and the General Partner has two Corporate General Partners (the "Corporate General Partners"): TLP Leasing Programs, Inc. ("TLP") and CIS Management Services Corporation ("CISMS"), both Massachusetts corporations.

The Partnership was organized to engage in the business of acquiring income-producing computer peripheral equipment for investment purposes, principally International Business Machines, Incorporated ("IBM") equipment. The Partnership's principal objectives are as follows:

1. To acquire and lease equipment, primarily through operating leases, to generate income during its entire useful life;

2. To provide quarterly distributions of cash to the Limited Partners from leasing revenues and from the proceeds of sales or other disposition of Partnership equipment; and

3. To reinvest a portion of lease revenues and a substantial portion of cash from sales and refinancings in additional equipment during the first nine years of the Partnership's operations.

The Partnership was formed primarily for investment purposes and not as a "tax shelter".

The closing date of the Partnership was March 15, 1984, and aggregate equipment purchased through December 31, 1995 is $45,084,527. During August, 1995, the Partnership sold its equipment portfolio and terminated its lease operations. The Partnership will not be terminated until the net unsecured pre-petition claim against CIS has been settled and the remaining proceeds have been distributed to the Partners (see note 5 to the financial statements).

On January 9, 1996, TLP Holding LLC purchased all the common stock of TLP from CMI Holding Co. Under the new ownership, TLP will continue to operate in the same manner of business as described below.

Under the Partnership Agreement, the General Partner, Wellesley Leasing Partnership, is solely responsible for the operation of the Partnership and its equipment. As discussed above, the General Partner has two Corporate General
Partners: TLP and CISMS. TLP was formed in December 1982 and is a wholly-owned subsidiary of CMI Holding Co. ("Holding"), the capital stock of which was acquired in August 1987 by Continental Information Systems Corporation ("CISC"), in Syracuse, New York (a New York Stock Exchange-listed corporation). Through this acquisition, CISC became the ultimate parent of TLP and CISMS. On July 20, 1993, Holding became a wholly-owned subsidiary of CIS Corporation ("CIS") pursuant to a court ordered settlement (see note 5 to the financial statements included in Item 8. Financial Statements and Supplementary Data). While Holding and its subsidiaries have retained their separate corporate identities since the acquisition, their operations (except those of TLP and the limited partnerships it manages) have been effectively integrated into those of CIS and its affiliates. These operations include buying, selling, financing, leasing and sub-leasing new and used computer equipment and their services include securing, financing, collecting rentals and supervising equipment maintenance and service. CISMS was formed in May 1983, and is a wholly-owned subsidiary of CMI Corporation ("CMI"), which is another wholly-owned subsidiary of Holding and an affiliate of TLP. CMI is engaged in equipment leasing, primarily involving computer equipment and aircraft.

The General Partnership Agreement between TLP and CISMS (the "General Partnership Agreement"), provides that CISMS will propose to the Partnership equipment acquisitions, leasing, financing and re-financing transactions and sale transactions, for approval by the Executive Committee and will oversee the operation, management and use of the Partnership's equipment and that TLP will oversee the marketing of the Units, all administrative functions of the Partnership and will supply substantially all of the General Partner's capital resources. All of the Partnership's equipment to date has been acquired and all dispositions of Partnership equipment have been made, through CISMS, using the personnel and resources of CMI, another Continental affiliate, both of which have emerged from protection under Chapter 11 of the United States Bankruptcy Code on December 21, 1994, and several outside equipment leasing brokers the General Partner believes would be most advantageous for the Partnership; see note 5 of Item 8. Financial Statements and Supplementary Data. of this report.

The Partnership's investment policy provides for the acquisition of diversified types of computer equipment and the leasing of such equipment to others on a short-term basis under operating leases. The Partnership generally purchases equipment for which a lease exists, or is entered into at the time of the Partnership's acquisition of the equipment. This equipment is recorded and depreciated at the Partnership cost (purchase price plus the acquisition fee). If at any time the General Partner deems the equipment to be obsolete or related maintenance and storage costs to be in excess of its fair market value, the equipment is scrapped or sold at the current fair market value, which ever is most advantageous for the Partnership.

Pursuant to its leasing policies, the General Partner performs a credit analysis of potential lessees to determine their creditworthiness. The General Partner leases all of its equipment to third parties by means of operating leases with fixed base lease rates. Rents are payable monthly or quarterly. Operating leases generally do not have terms greater than five years in duration and the aggregate noncancelable rental payments during the term of the lease (on a net present value basis), are not sufficient to permit the lessor to recover the purchase price of the equipment.

At the termination of the lease, the General Partner arranges for the equipment to be re-leased (either to the same lessee or a new lessee) if it determines that re-leasing is in the Partnership's best interests. Generally, equipment is re-leased at least once and possibly several times during the Partnership's life, unless it is determined that the equipment is not marketable and therefore may be sold. The General Partner provides, or arranges for the installation, removal, maintenance and modification of the Partnership's equipment. Also, the General Partner will purchase and maintain, or cause to be purchased and maintained, appropriate insurance coverage to protect the interests of the Partnership.

During August, 1995, the Partnership sold its equipment portfolio and terminated its lease operations.

The Partnership's investments in computer peripheral equipment were subject to various risk factors. The principal business risk associated with ownership of the equipment is the inability to keep it fully leased at rentals which, after payment of operating expenses and debt service on Partnership borrowings, provide, together with any anticipated sales proceeds or salvage value, an acceptable rate of return. Other risk factors include:

1.       Technological   and   economic   equipment   obsolescence,     physical
         deterioration, malfunction and risks attendant upon defaults by lessees and credit losses.

2. Residual Values of Equipment. The Partnership's return on its investment in equipment will depend in part upon the continuing value of such equipment which in turn, depends upon, among other things: (1) the quality of the equipment; (2) the condition of the equipment; (3) the timing of the equipment's acquisition; (4) the cost of comparable new equipment; (5) the technological obsolescence of the equipment; (6) the General Partner's ability to forecast technological changes which may reduce the value of the equipment; and (7) market factors.

3. Competition from Full Payout Lessors. In connection with operating leases, the Partnership will encounter considerable competition from those offering full payout leases, which are written for a longer term and a lower rate than the Partnership's operating leases.

4. Competition from Manufacturers. Leases offered by the Partnership will compete with operating leases and full payout leases offered by equipment manufacturers in their own lease programs. In addition to attractive financial terms, manufacturers may also provide certain ancillary services which the Partnership cannot offer directly, such as maintenance service (including possible equipment substitution rights), warranty services and trade-in privileges.

5. Other Competition. There are numerous other potential investors, including limited partnerships organized and managed similarly to the Partnership, seeking to purchase equipment subject to either operating leases or full payout leases, many of which will have greater financial resources than the Partnership and more experience than the General Partner. The Partnership will compete in the computer leasing marketplace with many non-manufacturing firms, including other equipment dealers, brokers and leasing companies, as well as with financial institutions.

6. Changes in Marketing Policies. IBM's current marketing policy of offering accrual discounts (i.e., applying lease payments as a credit toward the purchase of equipment) and volume discounts enables certain customers to obtain IBM equipment at a cost lower than its fair market value. In the case of accrual discounts, lessees of IBM equipment who have earned a purchase credit toward that equipment can purchase the equipment from IBM and arrange a cost-effective sale and leaseback arrangement with CMI or the Partnership. The sale price to the Partnership will typically be less than the fair market value of the equipment. The Partnership may be able to participate in volume discounts through purchases arranged by lessees of CMI. The Partnership's lower equipment costs in turn should enable the Partnership to offer lower lease rates to customers and help offset the risk of early obsolescence. If IBM were to eliminate these policies, raise its prices, lower its lease rates, or become more active as a lessor, the Partnership might find it more difficult to compete successfully as a lessor of IBM equipment.

7. Defaults by Lessees. Default by a lessee may cause equipment to be returned to the Partnership at a time when the General Partner may be unable to promptly arrange for its re-leasing (at the rental rate previously received or otherwise) or sale (with or without a loss), thus resulting in the loss of anticipated revenues and the inability to recover the Partnership's investment and repay related debt. Any related debt may be secured by the returned equipment and in some cases, by the Partnership's other equipment. If the debt is not paid in a timely manner, the lender may foreclose and assume ownership of all equipment securing the debt, resulting in economic loss and adverse tax consequences to the Partnership's partners.

8. Changes in Technology. The General Partner intends to offer lease rates to the Partnership's lessees which take into account the risk of technological advances which may reduce the value of such equipment owned by the Partnership. However, the introduction of an entirely new technology could lead to a radical reduction in the fair market value of certain equipment and make such equipment difficult to re-lease.

The Partnership considers itself to be engaged in only one industry segment, the business of investing primarily in IBM computer peripheral equipment and the leasing of this equipment to major national corporations on an operating lease basis; therefore, industry segment information has not been provided.

For information regarding the settlements between the Partnership and the Liquidating Estate of CIS Corporation, et al, arising out of the emergence from bankruptcy of CIS and CMI, see Item 3. Legal Proceedings.

During the fourth quarter of 1994, the General Partner announced its intentions of winding down the operations of the Partnership beginning in 1995. As of December 31, 1995, all of the assets have been sold with the exception of the unsecured pre-petition claim receivable. The sales proceeds generated from the sale of the assets were accumulated to settle all outstanding liabilities and make a distribution on November 28, 1995, prior to the sale of stock and receipt of the final Trustee settlement distribution. All future cash distributions have been halted until the remaining claim balance has been settled and any stock received, sold. At that time, a final distribution shall be made to the partners. The Partnership will not be terminated until the net unsecured pre-petition claim against CIS has been settled and the remaining proceeds have been distributed to the Partners.

Item 2.  Properties.

During August, 1995, the Partnership sold its equipment portfolio and terminated its lease operations.

Item 3.  Legal Proceedings.

There are no material pending legal proceedings that the Partnership is a party or of which any of its equipment or leases is the subject, except as described below and in note 5 to the financial statements herein in Item 8. Financial Statements and Supplementary Data.

On January 13, 1989 (the "Petition Date"), Continental, CIS, Holding, CMI and certain of its affiliates (collectively, the "Debtors"), voluntarily petitioned for relief under Chapter 11 of the United States Bankruptcy Code ("Chapter 11"), and thereafter continued in the management and operation of their businesses and property as Debtors In Possession until October 25, 1989, when the United States Bankruptcy Court (the "Court") confirmed the appointment of James P. Hassett as Chapter 11 trustee (the "Trustee") of the Debtors. Holding is the parent of TLP and CMI is the parent of CISMS. TLP and CISMS, neither of which filed under Chapter 11, are the two Corporate General Partners of Wellesley Leasing Partnership, the General Partner of the Partnership. Both before and after the Petition Date, CIS and CMI have acted as agents for the Partnership in selling, leasing and remarketing Partnership equipment. Holding became a wholly-owned subsidiary of CIS pursuant to a Court ordered settlement on July 20, 1993.

On January 9, 1996, TLP Holding LLC purchased all the common stock of TLP from Holding. Under the new ownership, it is expected that TLP will continue to operate in the same manner of business as it has in the past.

As of the Petition Date, there were a number of unsettled transactions between CIS and CMI and the Partnership and other affiliated partnerships (the Partnership and such other partnerships are herein collectively referred to as the "Partnerships"), including outstanding accounts receivable and accounts payable between each of the Partnerships and CIS and CMI and their affiliates, sales of equipment and related leases from CIS and CMI to each of the
Partnerships for which not all documentation had been completed as of the Petition Date, and sales of equipment and related leases from which CIS had failed to remove prior third-party liens. In addition, accounts receivable and accounts payable continued to accrue and be paid between each of the Partnerships and CIS and CMI and their affiliates subsequent to the Petition Date.

On February 28, 1992, the Court granted an order implementing a settlement of the outstanding issues between each of the Partnerships and the Debtors. The settlement occurred on March 13, 1992. In the order the Court approved a set-off on a partnership-by-partnership basis of pre-petition amounts owed by each affected Debtor to each Partnership to the extent of pre-petition amounts owed by that Partnership to that Debtor. As a result of the set-off, the Partnership had a net unsecured pre-petition claim of $441,299 ($193,698 against CIS and $247,601 against CMI), as of December 31, 1993 which had been fully reserved.

On November 29, 1994, the Court confirmed the Trustee's proposed Joint Plan of Reorganization ("the Plan") dated October 4, 1994, and the Debtors emerged from Chapter 11 bankruptcy protection on December 21, 1994. In accordance with the Plan projections, 59% of each CIS claim would be paid in total, of which 44% would be cash and 15% would be common stock of the reorganized Continental Information Systems Corporation ("CISC"), based on a per share price of $4.29. Each of the CMI claims would be paid in full, of which 75% would be cash and 25% would be CISC common stock, as described above. Based on the Plan, the Partnership`s fully reserved unsecured pre-petition claim balance was reduced to $361,883.

On December 27, 1994, the Partnership received the first distribution from the Trustee (now trustee of the Liquidating Estate of CIS Corporation, et al) with respect to the net unsecured pre-petition claim described above. The distribution consisted of cash proceeds of $186,381 and 17,837 shares of common stock in CISC. On July 20, 1995, the Partnership received the second distribution which consisted of cash proceeds of $61,386 and 2,256 shares of common stock. The Partnership received the third distribution on October 20, 1995, comprised of cash proceeds of $1,216 and 775 shares of common stock. During the second quarter of 1995, the stock of CISC began trading, thereby providing an objective valuation method for establishing the cost basis of $2.50 per share, which approximated fair value at June 30, 1995. A charge off was made in 1995 in relation to the difference between the Trustee's original prescribed value of the CISC stock at $4.29 per share and the cost basis established by the Partnership. Following the Trustee's third distribution and the charge off made during the year, the Partnership has a remaining net unsecured pre-petition claim balance of $22,814 as of December 31, 1995. The General Partner anticipates that the Liquidating Estate will make future distributions on the remaining outstanding claim balance, although it is not possible at this time to determine when these distributions will be made (see note 6 to the financial statements in Item 8. Financial Statements and Supplementary Data.).

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

                                     Part II


Item 5. Market for the Partnership's Securities and Related Security Holder Matters.

(a)  Market Information

The Partnership's outstanding securities consist of Limited Partnership Interests in Units of $500 each. As of December 31, 1995, 36,463 Units had been sold to the public at a price of $500 per Unit (except for 1,188 Units which were sold for a net price of $460 per Unit to employees of the General Partners of the General Partner and employees and securities representatives of its affiliates).

There is no public market for the Units, and it is not anticipated that such a public market will develop.

(b)  Approximate Number of Security Holders

                                      Number of Unit                         Number of Units
                                     holders on Record                           as of
 Title of Class                        as of 12/31/95                           12/31/95


    Units of
    Limited
    Partnership
    Interests                              2,659                                  36,463


(c)  Dividend History and Restrictions

During the fiscal period ended December 31, 1984, the Partnership completed its offering of 36,463 Units. Pursuant to Section 8 of the Limited Partnership Agreement, the Partnership's "Distributable Cash From Operations" for each year will be determined and then be distributed to the Partners. Upon reaching the end of its reinvestment period (the ninth anniversary of the Partnership's final closing date), the Partnership will also distribute to the Partners "Distributable Cash From Sales or Refinancings", if any. The Partnership distributed $683,681 to the Limited Partners in 1995, $729,260 in 1994 and $865,997 in 1993 and distributed $35,983 to the General Partner in 1995, $38,384 in 1994 and $45,580 in 1993. The cumulative cash distributions to the Limited Partners through December 31, 1995 are $23,921,188 as compared with the contributed Limited Partners' net capital of $16,259,064.

"Cash From Operations" and "Cash From Sales or Refinancing" means the net cash provided by the Partnership's normal operations or as a result of any sales, refinancings or other dispositions of equipment, respectively, after the general expenses and current liabilities of the Partnership (other than the equipment management fee) are paid, as reduced by any reserves for working capital and contingent liabilities to the extent deemed reasonable by the General Partner, and as increased by any portion of such reserves then deemed by the General Partner not to be required for Partnership operations. "Distributable Cash From Operations" and "Distributable Cash From Sales or Refinancings" means Cash From Operations or Cash From Sales or Refinancings, respectively, reduced by amounts which the General Partner determines shall be reinvested (through the ninth anniversary of the Partnership's closing date) in additional Equipment and by payments of all accrued but unpaid equipment management fees.

For rendering services in connection with the normal operations of the Partnership, the Partnership will pay to the General Partner a Partnership management fee equal to 7% of the monthly rental billings collected.

Each distribution of Distributable Cash From Operations and any Distributable Cash From Sales or Refinancings from gains of the Partnership shall be allocated 95% to the Limited Partners and 5% to the General Partner. Any losses from sales or refinancings of equipment shall be allocated 99% to the Limited Partners and 1% to the General Partner until "Payout" has occurred. "Payout" means the time when the aggregate amount of all distributions to the Limited Partners of Distributable Cash From Operations and of Distributable Cash From Sales or
Refinancings equals the aggregate amount of the Limited Partners' original invested capital plus a cumulative 10% annual return (compounded daily) on their aggregate unreturned invested capital (calculated from the beginning of the first full fiscal quarter following the Partnership's closing date). The cumulative distribution to date is $656.04 per Unit and represents 61.55% of "Payout". After Payout has occurred, any Distributable Cash From Sales or Refinancings will be distributed 15% (plus an additional 1% for each 1% by which the total of all Limited Partners' original Capital Contributions actually paid or allocated to the Partnership's investment in equipment exceeds the greater of
(i) 80% of the gross proceeds of the Partnership's offering of Units, reduced by 0.0625% for each 1% of leverage encumbering Partnership equipment, or (ii) 75% of the gross proceeds of such offering) to the General Partner, and the remainder to the Limited Partners. It is not anticipated that Payout will occur as of the liquidation of this Partnership.

Distributable Cash, if any, will be distributed within 60 days after the completion of each of the first three fiscal quarters of each Partnership fiscal year and within 120 days after the completion of each fiscal year, beginning after the first full fiscal quarter following the Partnership's closing date. Each such distribution will be described in a statement sent to the Limited Partners. All future cash distributions have been halted until the remaining claim balance has been settled and all stock sold. At that time, a final distribution will be made to the Partners. In order to avoid unnecessary costs to the investors and promote the highest final distribution rate possible, there will be no future quarterly investor reports since there will be little activity in the Partnership. Instead, the December 31, 1995 Annual Report will be the last investor report issued.

Item 6.  Selected Financial Data.

The following table sets forth selected financial information regarding the Partnership's financial position and operating results. This information should be read in conjunction with the financial statements and notes thereto, and Management's Discussion and Analysis of Financial Condition and Results of Operations, which are included in Items 8. and 7., respectively of this report.


                                                                      For the Years Ended December 31,
                                                 1995              1994              1993               1992             1991
                                          ------------------------------------------------------------------------------------------

Operating Data

   Rental Income                          $        213,199  $       645,381   $      1,065,132   $      1,890,806   $      2,478,392
   Interest Income                                  12,037           37,342             12,570             35,158             29,725
   Net Income                                      321,463          556,967            373,736            658,697            597,401
   Net Income Per
     Limited Partnership Unit                         6.82             8.27               4.46              10.97             15.30

Balance Sheet Data

   Cash and Cash Equivalents              $         75,688  $       434,029   $        348,438   $        116,142   $        371,179
   Computer Equipment at Cost                            -        2,541,961          5,083,463          8,248,957         12,518,005
   Total Assets                                     75,688          596,610            903,106          1,539,762          2,926,685
   Long-term Debt                                        -                -                  -             60,970            792,559
   Distributions to Partners                       719,664          767,644            911,577            767,644          1,535,285
   Distributions Per Limited
     Partnership Unit                                18.75            20.00              23.75              20.00              40.00
   Partners' Equity                                 75,688          473,889            684,566          1,222,407          1,331,354


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

On March 15, 1984, the Partnership completed its offering and received from the escrow account $18,183,980 representing 36,463 Units of Limited Partnership Interests. Of this amount, the Partnership received proceeds from the sale of 1,188 Units at a price net of sales commission for employees of the Corporate General Partners of the General Partner and employees and securities representatives of its affiliates, who are allowed to purchase Units for a net price of $460 per Unit.

Results of Operations

The Partnership realized net income of $321,463, $556,967 and $373,736 for the years ended December 31, 1995, 1994 and 1993, respectively. Rental income decreased $432,182 or 67% and $419,751 or 39% in 1995 and 1994, respectively. The decrease in rental income each year is primarily due to lower rental rates generated on equipment lease extensions and remarketings resulting after the initial lease term expires and due to a decrease in the overall size of the equipment portfolio. Another factor resulting in the current year decrease is primarily due to the Partnership's sale of the equipment portfolio and the related leases during August 1995. Interest income decreased $25,305 and increased $24,772 for the years ended December 31, 1995, and 1994, respectively, as a result of the lower short-term investment balances held in 1995 versus higher short-term investment balances held in 1994. The recovery of net unsecured pre-petition claim of $114,773 and $186,381 for the years ended December 31, 1995 and 1994, respectively, was the result of the receipt of the Trustee's distributions on the fully reserved net unsecured pre-petition receivable(for further discussion refer to note 5 to the financial statements). The current year recovery relates to the receipt of the second and third Trustee's distributions comprised of cash and stock, along with the second quarter of 1995 establishment of the carrying value of the stock received in the December 27, 1994 distribution. Accordingly, the prior year recovery amount represents the cash portion of the Trustee's first distribution. The slight increase in net gain on sale of equipment between 1995 and 1994, is due to the current year sale of the entire equipment portfolio along with significant sales of equipment carrying lower net book values in 1994.

Total costs and expenses decreased 70% and 28% in 1995 and 1994, respectively, compared to prior periods. The decrease in costs and expenses is primarily a result of a decrease in depreciation expense, the current year reversal of provision for doubtful accounts and management fees. Depreciation expense decreased each year due to a large portion of the equipment portfolio becoming fully depreciated and the sale of the equipment. The entire equipment portfolio was sold in August of 1995 in preparation for the liquidation of the Partnership. Included in depreciation expense in 1994 is a provision for $20,000 to properly reflect the equipment portfolio's net realizable value. The reversal of provision for doubtful accounts of $28,777 is due to successful collection efforts on delinquent rents receivable. Management fees expense each year decreased in relation to the decline in rental income. The net loss on sale of marketable securities reflects the fourth quarter sale of stock that had been received from the Trustee. General and administrative expenses increased due to the establishment and satisfaction of outstanding liabilities as a result of the Partnership's liquidation. Another factor contributing to the increase is that salaries and expenses of the partnership accounting and reporting personnel, of the General Partner, which are reimbursable by the various partnerships under management are being allocated over a diminishing number of partnerships. The General Partner managed 15 partnerships in 1995, 19 partnerships in 1994 and 21 partnerships in 1993.

The Partnership had net income per Limited Partnership Unit of $6.82, $8.27 and $4.46 in 1995, 1994 and 1993, respectively. The allocation for the years ended December 31, 1995 and 1994 includes a cost recovery allocation of profit and loss among the General and Limited Partners which results in an allocation of net loss to the Limited Partners. This cost recovery allocation is required to maintain capital accounts consistent with the distribution provisions of the Partnership Agreement. In certain periods, the cost recovery of profit and loss may result in an allocation of net loss the Limited Partners in instances when the Partnership's operations were profitable for the period.

Liquidity and Capital Resources

During the fourth quarter of 1994, the General Partner announced its intentions of winding down the operations of the Partnership beginning in 1995. As of December 31, 1995, all of the assets have been sold with the exception of the unsecured pre-petition claim receivable. The sales proceeds generated from the sale of the assets were accumulated to settle all outstanding liabilities and make a final distribution on November 28, 1995, prior to the sale of stock and receipt of the final Trustee settlement distribution. All future cash distributions have been halted until the remaining claim balance has been settled and any stock received, sold. At that time, a final distribution shall be made to the partners. As discussed in note 6 Subsequent Events, the Partnership received the fourth distribution from the Trustee, with respect to the unsecured pre-petition claim. The distribution consisted of cash proceeds of $3,535. Following the Trustee's fourth distribution and an additional charge off made during 1995, the Partnership has a remaining net unsecured pre-petition claim of $19,279 as of January 19, 1996.

The Partnership's investing activities for the year resulted in the sale of its remaining equipment portfolio with a depreciated cost basis of $99,006, generating $204,038 in sales proceeds. During the fourth quarter, the Partnership sold 20,868 shares of CISC stock, having a cost basis of $52,170, generating net sales proceeds in the amount of $42,561.

During 1995, the Partnership distributed a total of $18.75 per Limited Partnership Unit, of which $6.82 per Unit represents income and $11.93 per Unit represents a return of capital. As discussed above, the Partnership is awaiting the settlement of its outstanding net unsecured pre-petition claim balance in order to make the final distribution. The Partnership will not be terminated until the net unsecured pre-petition claim against CIS has been settled and the remaining proceeds have been distributed to the Partners (see note 5 to the financial statements). The effects of inflation have not been significant to the Partnership and are not expected to have a material impact in future periods.

On January 9, 1996, TLP Holding LLC purchased all the common stock of TLP from CMI Holding Co. Under the new ownership, it is expected that TLP will continue to operate in the same manner of business as it has in the past.

Item 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                          Independent Auditors' Report



The Partners of Wellesley Lease Income Limited Partnership D:

We have audited the accompanying balance sheets of Wellesley Lease Income Limited Partnership D (a Massachusetts Limited Partnership) as of December 31, 1995 and 1994, and the related statements of operations, partners' equity (deficit) and cash flows for each of the years in the three-year period ended December 31, 1995. In connection with our audits of the financial statements, we have also audited the accompanying financial statement schedule II for each of the years in the three-year period ended December 31, 1995. These financial statements and this financial statement schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and this financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wellesley Lease Income Limited Partnership D as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in note 1, at December 31, 1995 the General Partner has sold all of the assets of the Partnership with the exception of the unsecured pre-petition claim, and has settled all outstanding liabilities. The Partnership will be terminated when this claim is settled and the proceeds have been distributed to the Partners.







                                                     KPMG Peat Marwick LLP



Boston, Massachusetts
March 15, 1996

                  WELLESLEY LEASE INCOME LIMITED PARTNERSHIP D
                      (A Massachusetts Limited Partnership)

                                 Balance Sheets
                           December 31, 1995 and 1994

                                     Assets
                                                                                       1995                     1994
                                                                                 ----------------        ----------------
Investment property, at cost:
   Computer equipment                                                            $              -        $      2,541,961
     Less accumulated depreciation                                                              -               2,395,541
                                                                                 ----------------        ----------------
       Investment property, net                                                                 -                 146,420

Cash and cash equivalents                                                                  75,688                 434,029
Rents receivable, net (note 2)                                                                  -                  16,161
Accounts receivable - affiliates, net (notes 2 & 5)                                             -                      -
                                                                                 ----------------       ----------------

     Total assets                                                                $         75,688        $        596,610
                                                                                 ================        ================

                        Liabilities and Partners' Equity
Liabilities:
   Accounts payable and accrued
     expenses - affiliates (note 3)                                              $              -        $         28,766
   Accounts payable and accrued expenses                                                        -                  88,713
   Unearned rental revenue                                                                      -                   5,242
                                                                                 ----------------        ----------------

     Total liabilities                                                                          -                 122,721
                                                                                 ----------------        ----------------

Partners' equity:
   General Partner:
     Capital contribution                                                                   1,000                   1,000
     Cumulative net income                                                              1,258,019               1,185,408
     Cumulative cash distributions                                                     (1,259,019)             (1,223,036)
                                                                                 ----------------        ----------------
                                                                                                -                 (36,628)
                                                                                 ----------------        ----------------

   Limited Partners (36,463 units):
     Capital contribution, net of offering costs                                       16,259,064              16,259,064
     Cumulative net income                                                              7,737,812               7,488,960
     Cumulative cash distributions                                                    (23,921,188)            (23,237,507)
                                                                                 ----------------        ----------------
                                                                                           75,688                 510,517
                                                                                 ----------------        ----------------
     Total partners' equity                                                                75,688                 473,889
                                                                                 ----------------        ----------------

     Total liabilities and partners' equity                                      $         75,688        $        596,610
                                                                                 ================        ================

                 See accompanying notes to financial statements.

                  WELLESLEY LEASE INCOME LIMITED PARTNERSHIP D
                      (A Massachusetts Limited Partnership)

                            Statements of Operations
              For the Years Ended December 31, 1995, 1994 and 1993

                                                                   1995                    1994                   1993
                                                             --------------          --------------         ---------------
Revenues:
   Rental income                                             $      213,199          $      645,381         $     1,065,132
   Interest income                                                   12,037                  37,342                  12,570
   Recovery of net unsecured pre-petition
     claim (note 5)                                                 114,773                 186,381                       -
   Net gain (loss) on sale of equipment                             105,032                  96,809                (132,223)
                                                             --------------          --------------         ---------------

       Total revenues                                               445,041                 965,913                 945,479
                                                             --------------          --------------         ---------------

Costs and expenses:
   Depreciation                                                      47,414                 251,430                 386,948
   Net loss on sale of marketable securities                          9,609                       -                       -
   (Reversal of) provision for doubtful
     accounts (note 2)                                              (28,777)                 53,231                       -
   Interest                                                              43                   1,077                   1,759
   Related party expenses (note 3):
     Management fees                                                 13,804                  30,964                  74,399
     General and administrative                                      81,485                  72,244                 108,637
                                                             --------------          --------------         ---------------

       Total costs and expenses                                     123,578                 408,946                 571,743
                                                             --------------          --------------         ---------------

Net income                                                   $      321,463          $      556,967         $       373,736
                                                             ==============          ==============         ===============

Net income per Limited
   Partnership Unit                                          $         6.82          $         8.27         $          4.46
                                                             ==============          ==============         ===============

                 See accompanying notes to financial statements.

                  WELLESLEY LEASE INCOME LIMITED PARTNERSHIP D
                      (A Massachusetts Limited Partnership)

                    Statements of Partners' Equity (Deficit)
              For the Years Ended December 31, 1995, 1994 and 1993


                                                             General              Limited
                                                             Partner              Partners                 Total
                                                        ----------------      -----------------      -----------------


Equity (deficit) at
    December 31, 1992                                   $       (419,326)     $       1,641,733      $       1,222,407

Net income                                                       211,227                162,509                373,736

Cash distributions                                               (45,580)              (865,997)              (911,577)
                                                        ----------------      -----------------      -----------------

Equity (deficit) at
    December 31, 1993                                           (253,679)               938,245                684,566

Net income                                                       255,435                301,532                556,967

Cash distributions                                               (38,384)              (729,260)              (767,644)
                                                        ----------------      -----------------      -----------------

Equity (deficit) at
    December 31, 1994                                            (36,628)               510,517                473,889

Net income                                                        72,611                248,852                321,463

Cash distributions                                               (35,983)              (683,681)              (719,664)
                                                        ----------------      -----------------      -----------------

Equity at
    December 31, 1995                                   $              -      $          75,688      $          75,688
                                                        ================      =================      =================

                 See accompanying notes to financial statements.

                  WELLESLEY LEASE INCOME LIMITED PARTNERSHIP D
                      (A Massachusetts Limited Partnership)

                            Statements of Cash Flows
              For the Years Ended December 31, 1995, 1994 and 1993

                                                                             1995               1994                 1993
                                                                      --------------     ----------------     ----------------
Cash flows from operating activities:
   Net income                                                         $      321,463     $        556,967     $        373,736
                                                                      --------------     ----------------     ----------------

   Adjustments  to  reconcile  net  income  to net cash
     provided  by  operating activities:
       Depreciation                                                           47,414              251,430              386,948
       (Reversal of) provision for doubtful accounts                         (28,777)              53,231                    -
       Net (gain) loss on sale of equipment                                 (105,032)             (96,809)             132,223
       Net loss on sale of marketable securities                               9,609                    -                    -
       Net (increase) decrease in current assets                              (7,232)              (1,685)             124,101
       Net (decrease) increase in current liabilities                       (122,721)             (95,819)              20,038
                                                                      --------------     ----------------     ----------------

         Total adjustments                                                  (206,739)             110,348              663,310
                                                                      --------------     ----------------     ----------------

         Net cash provided by operating activities                           114,724              667,315            1,037,046
                                                                      --------------     ----------------     ----------------

Cash flows from investing activities:
   Purchase of investment property                                                 -                    -              (93,298)
   Proceeds from sale of investment property                                 204,038              185,920              318,979
   Proceeds from sale of marketable securities                                42,561                    -                    -
                                                                      --------------     ----------------     ----------------

         Net cash provided by investing activities                           246,599              185,920              225,681
                                                                      --------------     ----------------     ----------------

Cash flows from financing activities:
   Principal payments on notes payable - affiliate                                 -                    -              (57,884)
   Principal payments on long - term debt                                          -                    -              (60,970)
   Cash distributions to partners                                           (719,664)            (767,644)            (911,577)
                                                                      --------------     ----------------     ----------------

         Net cash used in financing activities                              (719,664)            (767,644)          (1,030,431)
                                                                      --------------     ----------------     ----------------

Net (decrease) increase in cash and cash equivalents                        (358,341)              85,591              232,296

Cash and cash equivalents at beginning of year                               434,029              348,438              116,142
                                                                      --------------     ----------------     ----------------

Cash and cash equivalents at end of year                              $       75,668     $        434,029     $        348,438
                                                                      ==============     ================     ================

Supplemental cash flow information:
   Interest paid during the year                                      $        1,120     $              -     $          1,759
                                                                      ==============     ================     ================

                 See accompanying notes to financial statements.

                  WELLESLEY LEASE INCOME LIMITED PARTNERSHIP D
                      (A Massachusetts Limited Partnership)

                          Notes to Financial Statements
                        December 31, 1995, 1994 and 1993

(1)   Organization and Partnership Matters

The Partnership was organized under the Massachusetts Uniform Limited Partnership Act on May 6, 1983. The Amended Agreement of Limited Partnership authorized the issuance of up to 36,413 Limited Partnership Units at a per unit gross price of $500 and up to 50 additional units to affiliates. The Partnership closed on March 15, 1984, with 36,463 units.

The General Partner has contributed $1,000 in respect of its General Partnership interest. In addition, the General Partner and its affiliates have acquired an additional $24,000 of Limited Partnership Units in accordance with the Amended Agreement of Limited Partnership.

Pursuant to the terms of the Amended Agreement of Limited Partnership, Distributable Cash From Operations and Profits for federal income tax and financial reporting purposes from normal operations and any Distributable Cash From Sales or Refinancings from gains of the Partnership shall be allocated 95% to the Limited Partners and 5% to the General Partner. Further, gains on sales of equipment occurring after the reinvestment period end shall be allocated first to eliminate negative capital accounts, if any, and second 95% to the Limited Partners and 5% to the General Partner until "Payout" has occurred. "Payout" means the time when the aggregate amount of all distributions to the Limited Partners of Distributable Cash From Operations and of Distributable Cash From Sales or Refinancings equals the aggregate amount of the Limited Partners' original invested capital plus a cumulative 10% annual return (compounded daily) on their aggregate unreturned invested capital (calculated from the beginning of the first full fiscal quarter following the Partnership's closing Date). Losses for federal income tax and financial reporting purposes from normal operations and any Distributable Cash From Sales or Refinancings from losses of the Partnership shall be allocated 99% to the Limited Partners and 1% to General Partner until Payout has occurred, and 85% to the Limited Partners and 15% to the General Partner thereafter. In addition, special cost recovery allocations may be required to reflect the differing initial capital contributions of the General Partner and the Limited Partners. The Partnership's books and records are in accordance with the terms of the Amended Agreement of Limited Partnership. The cumulative distributions to date are $656.04 per Unit and represent 61.55% of Payout. It is not anticipated that Payout will occur as of the liquidation of this Partnership.

During the fourth quarter of 1994, the General Partner announced its intentions of winding down the operations of the Partnership beginning in 1995. As of December 31, 1995, all of the assets have been sold with the exception of the unsecured pre-petition claim receivable. The sales proceeds generated from the sale of the assets were accumulated to settle all outstanding liabilities and make a distribution on November 28, 1995, prior to the sale of stock and receipt of the final Trustee settlement distribution. All future cash distributions have been halted until the remaining claim balance has been settled and any stock received, sold. At that time, a final distribution shall be made to the partners. The Partnership will not be terminated until the net unsecured pre-petition claim against CIS has been settled and the remaining proceeds have been distributed to the Partners (see note 5 to the financial statements).

                  WELLESLEY LEASE INCOME LIMITED PARTNERSHIP D
                      (A Massachusetts Limited Partnership)

                          Notes to Financial Statements

(2)   Significant Accounting Policies

General

The Partnership's records are maintained on the accrual basis of accounting so that revenues are recognized as earned and expenses are recognized as incurred. Assets and liabilities are those of the Partnership and do not include any assets and liabilities of the individual partners. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Depreciation on investment property purchased in 1987 and thereafter is provided using the double-declining balance method, generally over a five-year period. No salvage value is assumed. The Partnership's policy is to periodically review the estimated fair market value of its equipment to assess the recoverability of its undepreciated cost. In accordance with this policy, the Partnership records a charge to depreciation expense in instances when the net book value of equipment exceeds its net realizable value. Included in depreciation expense in 1994 is a provision for $20,000 to properly reflect the equipment portfolio's net realizable value. Routine maintenance and repairs are expensed as incurred. Major betterments and enhancements are capitalized and depreciated in accordance with the Partnership's depreciation policy.

Cash and Cash Equivalents

The  Partnership  considers  cash  and  short-term   investments  with  original
maturities of three months or less to be cash and cash equivalents.

Allowance for Doubtful Accounts

The financial statements include allowances for estimated losses on receivable balances. The allowances for doubtful accounts are based on past write off experience and an evaluation of potential uncollectible accounts within the current receivable balances. Receivable balances which are determined to be uncollectible are charged against the allowance and subsequent recoveries, if any, are credited to the allowance. At December 31, 1995 and 1994, the allowance for doubtful accounts included in rents receivable was $0 and $28,289, respectively, and $22,814 and $176,152, respectively, included in accounts receivable - affiliates, which related to the net unsecured pre-petition claim.

Income Taxes

No provision for federal income taxes has been made as the liability for such taxes is that of the Partners rather than that of the Partnership. Taxable income, as reported in Schedule K-1, Form 1065 "Partner's Share of Income, Credits, Deductions, etc." was $92,129, $207,200 and $323,736, in 1995, 1994 and
1993, respectively (see note 4).

Reclassifications

Certain prior year financial statement items have been reclassified to conform with the current year's financial statement presentation.

                  WELLESLEY LEASE INCOME LIMITED PARTNERSHIP D
                      (A Massachusetts Limited Partnership)

                          Notes to Financial Statements

(3)   Related Party Transactions

Fees, commissions and other expenses paid or accrued by the Partnership to the General Partner or affiliates of the General Partner for the years ended December 31, 1995, 1994 and 1993 are as follows:

                                                   1995                1994               1993
                                                ------------       -------------      ------------

Equipment acquisition fees                      $          -       $           -      $      2,799
Management fees                                       13,804              30,964            74,399
Reimbursable expenses paid                            60,843              82,413            99,197
                                                ------------       -------------      ------------

                                                $     74,647       $     113,377      $    176,395
                                                ============       =============      ============

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

(4)   Reconciliation of Financial Statement Net  Income  to  Taxable  Income  to
      Partners

A reconciliation of financial statement net income to taxable income to partners is as follows for the years ended December 31, 1995, 1994 and 1993:

                                                                                    1995               1994                1993
                                                                              --------------      -------------      -------------

      Net income per financial statements                                     $      321,463      $     556,967      $     373,736

      Provision for doubtful accounts expense for financial
           statement purposes less than provision for doubtful
           accounts expense for tax purposes                                        (220,268)          (308,338)                 -

      Depreciation expense for financial statement purposes
           (less than) in excess of depreciation expense for
           tax purposes                                                               (5,409)            20,000            (50,000)

      Gain on sale of equipment for financial statement purposes
           in excess of gain on sale of equipment for tax purposes                    (3,657)           (61,429)                 -
                                                                              --------------      -------------      -------------

      Taxable income to partners                                              $       92,129      $     207,200      $     323,736
                                                                              ==============      =============      =============

Losses for federal tax purposes from normal operations are allocated 99% to the Limited Partners and 1% to the General Partner. Profits for federal tax purposes from normal operations are allocated 95% to the Limited Partners and 5% to the General Partner. In addition, special cost recovery allocations may be required to reflect the differing initial capital contribution of the General Partner and the Limited Partners.

                  WELLESLEY LEASE INCOME LIMITED PARTNERSHIP D
                      (A Massachusetts Limited Partnership)

                          Notes to Financial Statements

(5)   Bankruptcy of Continental Information Systems Corporation

On January 13, 1989 (the "Petition Date"), Continental Information Systems Corporation ("Continental"), CIS Corporation ("CIS"), CMI Holding Co. ("Holding"), CMI Corporation ("CMI") and certain of its affiliates (collectively, the "Debtors"), voluntarily petitioned for relief under Chapter 11 of the United States Bankruptcy Code ("Chapter 11"), and thereafter continued in the management and operation of their businesses and property as Debtors In Possession until October 25, 1989, when the United States Bankruptcy Court (the "Court") confirmed the appointment of James P. Hassett as Chapter 11 trustee (the "Trustee") of the Debtors. Holding is the parent of TLP and CMI is the parent of CISMS. TLP and CISMS, neither of which filed under Chapter 11, are the two Corporate General Partners of Wellesley Leasing Partnership, the General Partner of the Partnership. Both before and after the Petition Date, CIS and CMI have acted as agents for the Partnership in selling, leasing and remarketing Partnership equipment. Holding became a wholly-owned subsidiary of CIS pursuant to a Court ordered settlement on July 20, 1993.

As of the Petition Date, there were a number of unsettled transactions between CIS and CMI and the Partnership and other affiliated partnerships (the Partnership and such other partnerships are herein collectively referred to as the "Partnerships"), including outstanding accounts receivable and accounts payable between each of the Partnerships and CIS and CMI and their affiliates, sales of equipment and related leases from CIS and CMI to each of the
Partnerships for which not all documentation had been completed as of the Petition Date, and sales of equipment and related leases from which CIS had failed to remove prior third-party liens. In addition, accounts receivable and accounts payable continued to accrue and be paid between each of the Partnerships and CIS and CMI and their affiliates subsequent to the Petition Date.

On February 28, 1992, the Court granted an order implementing a settlement of the outstanding issues between each of the Partnerships and the Debtors. The settlement occurred on March 13, 1992. In the order the Court approved a set-off on a partnership-by-partnership basis of pre-petition amounts owed by each affected Debtor to each Partnership to the extent of pre-petition amounts owed by that Partnership to that Debtor. As a result of the set-off, the Partnership had a net unsecured pre-petition claim of $441,299 ($193,698 against CIS and $247,601 against CMI), as of December 31, 1993 which had been fully reserved.

On November 29, 1994, the Court confirmed the Trustee's proposed Joint Plan of Reorganization ("the Plan") dated October 4, 1994, and the Debtors emerged from Chapter 11 bankruptcy protection on December 21, 1994. In accordance with the Plan projections, 59% of each CIS claim would be paid in total, of which 44% would be cash and 15% would be common stock of the reorganized Continental Information Systems Corporation ("CISC"), based on a per share price of $4.29. Each of the CMI claims would be paid in full, of which 75% would be cash and 25% would be CISC common stock, as described above. Based on the Plan, the Partnership`s fully reserved unsecured pre-petition claim balance was reduced to $361,883.

On December 27, 1994, the Partnership received the first distribution from the Trustee (now Trustee of the Liquidating Estate of CIS Corporation, et al) with respect to the net unsecured pre-petition claim described above. The distribution consisted of cash proceeds of $186,381 and 17,837 shares of common stock in CISC. On July 20, 1995, the Partnership received the second distribution which consisted of cash proceeds of $61,386 and 2,256 shares of common stock. The Partnership received the third distribution on October 20, 1995, comprised of cash proceeds of $1,216 and 775 shares of common stock. During the second quarter of 1995, the stock of CISC began trading, thereby providing an objective valuation method for establishing the cost basis of $2.50 per share, which approximated fair value at June 30, 1995. A charge off was made in 1995 in relation to the difference between the Trustee's original prescribed value of the CISC stock at $4.29 per share and the cost basis established by the Partnership. Following the Trustee's third distribution and the charge off made during the year, the Partnership has a remaining net unsecured pre-petition claim balance of $22,814 as of December 31, 1995 (see note 6).

                  WELLESLEY LEASE INCOME LIMITED PARTNERSHIP D
                      (A Massachusetts Limited Partnership)

                          Notes to Financial Statements

(6)   Subsequent Events

On January 19, 1996, the Partnership received the fourth distribution from the Trustee with respect to the net unsecured pre-petition claim. The distribution consisted of cash proceeds of $3,535. Following the Trustee's fourth distribution, the Partnership has a remaining net unsecured pre-petition claim balance of $19,279 as of January 19, 1996. The General Partner anticipates that the Liquidating Estate will make future distributions on the remaining outstanding claim balance, although it is not possible at this time to determine when these distributions will be made.

On January 9, 1996, TLP Holding LLC purchased all the common stock of TLP from Holding. Under the new ownership, it is expected that TLP will continue to operate in the same manner of business as it has in the past.

                  WELLESLEY LEASE INCOME LIMITED PARTNERSHIP D
                      (A Massachusetts Limited Partnership)




Schedule II - Valuation and Qualifying Accounts and Reserves


                                                           Additions charged
                                      Balance at             to (recoveries                                       Balance
                                      beginning              credited from)                                       at end
Classification                          of year           costs and expenses              Charge-offs             of year


Year ended
December 31, 1993                  $        551,981        $              -         $              -        $         551,981
                                   ================        ================         ================        =================

Year ended
December 31, 1994                  $        551,981        $       (133,150)        $        214,390        $         204,441
                                   ================        ================         ================        =================

Year ended
December 31, 1995                  $        204,441        $       (143,550)        $         38,077        $          22,814
                                   ================        ================         ================        =================

Exhibit 11         WELLESLEY LEASE INCOME LIMITED PARTNERSHIP D
                      (A Massachusetts Limited Partnership)

             Computation of Net Income per Limited Partnership Unit
              For the Years Ended December 31, 1995, 1994 and 1993

                                                                             1995               1994                 1993
                                                                      --------------     ----------------     ----------------

Net income                                                            $      321,463     $        556,967        $     373,736

Gain on sale                                                                (148,748)            (128,351)            (101,370)
Loss on sale                                                                  53,325               31,542              233,593
Special cost recovery allocation                                              91,479             (109,885)             (91,468)
                                                                      --------------     ----------------     ----------------

Available income from operations                                             317,519              350,273              414,491
                                                                      --------------     ----------------     ----------------

Allocations to General Partner:
   Income from operations                                                     15,876               17,514               20,725
   Gain on sale                                                              148,748              128,351              101,370
   Loss on sale                                                                 (534)                (315)              (2,336)
   Special cost recovery allocation                                          (91,479)             109,885               91,468
                                                                      --------------     ----------------     ----------------

Income allocated to General Partner                                           72,611              255,435              211,227

Income allocated to Limited Partners                                  $      248,852     $        301,532     $        162,509
                                                                      ==============     ================     ================

Number of Limited Partnership Units                                           36,463               36,463               36,463

Net income per Limited Partnership Unit                               $         6.82     $           8.27     $           4.46
                                                                      ==============     ================     ================

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Statement Disclosures.

None.

                                    Part III

Item 10.  Directors and Executive Officers of the Partnership.

(a-b) Identification of Directors and Executive Officers

The Partnership has no Directors or Officers. As indicated in Item 1. of this report, the General Partner of the Partnership is Wellesley Leasing Partnership. Under the Partnership Agreement, the General Partner is solely responsible for the operation of the Partnership's properties, and the Limited Partners have no right to participate in the control of such operations. The General Partner has two Corporate General Partners: TLP and CISMS, both Massachusetts corporations. The names and ages of the Directors and Executive Officers of the Corporate General Partners are as follows:

TLP
          Name                                                       Title                                            Age

Arthur P. Beecher *                                President and Director                                              59
Thomas J. Prinzing *                               Director                                                            49
Frank J. Corcoran                                  Director, Vice President, Treasurer
                                                     and Clerk                                                         45

CISMS
           Name                                                      Title                                            Age

Arthur P. Beecher *                                President and Assistant Secretary                                   59
Thomas J. Prinzing *                               Director                                                            49
Frank J. Corcoran                                  Vice President, Treasurer and Clerk                                 45


*  Executive Committee Member

(c) Identification of certain significant persons

See Item 10. (a-b)

(d) Family relationship

No family relationship exists between any of the foregoing Directors or Officers.

(e) Business experience

Arthur P. Beecher is President and Director of TLP. He is also President and Assistant Secretary of CISMS. Prior to joining TLP in October 1983, Mr. Beecher was an Officer of Computer Systems of America, Inc., in Boston, Massachusetts, most recently as Vice President, Finance and Administration since 1975. Mr. Beecher holds a B.S. from Boston University and is a Certified Public Accountant.

Thomas J. Prinzing is a Director of TLP and CISMS. On December 18, 1995, Mr. Prinzing was elected President, Chief Executive Officer and Director of Continental Information Systems Corporation ("CISC"). Mr. Prinzing is also the President of CIS Air Corporation, a position he has held since 1991. From 1984 to 1991 he was Senior Vice President and Chief Financial Officer of CIS. Mr. Prinzing has an Honors Bachelor of Commerce degree of the University of Windsor and is a Certified Public Accountant.

Frank J. Corcoran is Director, Vice President, Treasurer and Clerk of TLP, and is also Vice President, Treasurer and Clerk of CISMS. Mr. Corcoran is Senior Vice President, Chief Financial Officer, Treasurer and Director of CIS and a Vice President and Treasurer of Holding. Prior to joining CIS in November 1994, he was with Unisys Finance Corporation, from 1985 to 1994, most recently as the Vice President and General Manager. Mr. Corcoran holds a B.S. from Wayne State University, a M.S. in Taxation from Walsh College and is a Certified Public Accountant.

(f) Involvement in certain legal proceedings

The Partnership is not aware of any legal proceedings against any Director or Executive Officer of the Corporate General Partners which may be important for the evaluation of any such person's ability and integrity.

Item 11.  Management Remuneration and Transactions.

(a), (b), (c), (d), and (e): The Officers and Directors of the Corporate General Partners receive no current or proposed direct remuneration in such capacities, pursuant to any standard arrangements or otherwise, from the Partnership. In addition, the Partnership has not paid and does not propose to pay any options, warrants or rights to the Officers and Directors of the Corporate General Partners. There exists no remuneration plan or arrangement with any Officer or Director of the Corporate General Partners resulting from the resignation, retirement or any other termination. See note 3 to the financial statements included in Item 8. of this report for a description of the remuneration paid by the Partnership to the General Partner and its affiliates during 1995, 1994 and 1993.

Item 12.  Security Ownership of Certain Owners and Management.

By virtue of its organization as a limited partnership, the Partnership has no outstanding securities possessing traditional voting rights. However, as provided for in Section 13.2 of the Amended Agreement of Limited Partnership (subject to Section 13.3), a majority interest of the Limited Partners have voting rights with respect to:

1.  Amendment of the Limited Partnership Agreement;

2.  Termination of the Partnership;

3.  Removal of the General Partner; and

4. Approval or disapproval of the sale of substantially all the assets of the Partnership.

No person or group is known by the General Partner to own beneficially more than 5% of the Partnership's outstanding Limited Partnership Units as of December 31, 1995.

By virtue of its organization as a limited partnership, the Partnership has no Officers or Directors. See also note 1 to the financial statements included in
Item 8. and Item 10. of this report.

Item 13.  Certain Relationships and Related Transactions.

(a), (b), and (c): The General Partner of the Partnership is Wellesley Leasing Partnership, a Massachusetts general partnership which in turn has two Corporate General Partners: TLP and CISMS, both Massachusetts corporations. The Corporate General Partners' Directors and Executive Officers are identified in Item 10. of this report. The Partnership was not involved in any transaction involving any of these Directors or Officers or any member of the immediate family of these individuals, nor did any of these persons provide services to the Partnership for which they received direct or indirect remuneration. Similarly, there exists no business relationship between the Partnership and any of the Directors or Officers of the Corporate General Partners, nor were any of the individuals indebted to the Partnership.

The General Partner is responsible for acquiring, financing, leasing and selling equipment for the Partnership. CISMS proposes for the Partnership equipment acquisitions, leasing transactions, financing and refinancing transactions and sale transactions, for approval by the Executive Committee and oversees the operation, management and use of each Partnership's equipment. TLP oversaw the marketing of the Units and oversees all administrative functions of the
Partnership and provides substantially all of the General Partner's capital resources. In consideration of such services and capital commitments, TLP receives 40%, and CISMS receives 60%, of all compensation received by the General Partner in connection with the formation and operation of the Partnership (including equipment management fees, acquisition fees, subordinated remarketing fees and the General Partner's share of Distributable Cash From Sales or Refinancings). The General Partner also was reimbursed in an amount equal to 3% of the gross proceeds of the Partnership's offerings for organizational and offering expenses; all such expenses in excess of that amount were borne by TLP. See note 3 to the financial statements included in Item 8. of this report for a description of payments made by the Partnership to the General Partner.

For information regarding the settlements between the Partnership and the Liquidating Estate of CIS Corporation, et al, arising out of the emergence from bankruptcy of CIS and CMI, see Item 3. Legal Proceedings.

During the fourth quarter of 1994, the General Partner announced its intentions of winding down the operations of the Partnership beginning in 1995. As of December 31, 1995, all of the assets have been sold with the exception of the unsecured pre-petition claim receivable. The sales proceeds generated from the sale of the assets were accumulated to settle all outstanding liabilities and make a distribution on November 28, 1995, prior to the sale of stock and receipt of the final Trustee settlement distribution. All future cash distributions have been halted until the remaining claim balance has been settled and any stock received, sold. At that time, a final distribution shall be made to the partners.

                                     Part IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K: None.

   (a) 1. Financial Statements                                                                                    Page No.

          Independent Auditors' Report                                                                            16
          Balance Sheets at December 31, 1995 and 1994                                                            17
          Statements of Operations for the Years Ended
             December 31, 1995, 1994 and 1993                                                                     18
          Statements of Partners' Equity (Deficit) for
             the Years Ended December 31, 1995, 1994 and 1993                                                     19
          Statements of Cash Flows for the Years
             Ended December 31, 1995, 1994 and 1993                                                               20
          Notes to Financial Statements                                                                           21 - 25


       2. Financial Statement Schedules

          Schedule II - Valuation and Qualifying Accounts and Reserves                                            26

          All other financial  statement  schedules are omitted because they are
          not  applicable,  the  data  is  not  significant,   or  the  required
          information is shown elsewhere in this report.


       3. Exhibit Index

          11  Statement regarding computation of net income per Limited Partnership Unit                         27

   (b)    Report on Form 8-K
          N/A


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


Date: March 28, 1996

By:   Arthur P. Beecher,
      President