Form 10-Q
period 1996-03-31
WELLESLEY LEASE INCOME LTD PARTNERSHIP D
filed 1996-05-14
CIK 720308

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             -----------------------

                                    FORM 10-Q
                   Quarterly Report Under Section 13 or 15(d)
              of the United States Securities Exchange Act of 1934

                             -----------------------



For Quarter Ended March 31, 1996                    Commission File No. 2-84106


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

                                  Yes X No ___

                             There are no Exhibits.


                  WELLESLEY LEASE INCOME LIMITED PARTNERSHIP D
                      (A Massachusetts Limited Partnership)



              INDEX                                                                                                Page No.

Part I.       FINANCIAL INFORMATION

              Financial Statements

                    Balance Sheets as of March 31, 1996 and December 31, 1995                                      3

                    Statements of Operations For the Quarters Ended
                          March 31, 1996 and 1995                                                                  4

                    Statements of Cash Flows For the Quarters Ended
                          March 31, 1996 and 1995                                                                  5

                    Notes to Financial Statements                                                                  6 - 7

              Management's Discussion and Analysis of Financial Condition and
                    Results of Operations                                                                          8 - 9

Part II.      OTHER INFORMATION

              Items 1 - 6                                                                                          10

              Signature                                                                                            11


              PART I. FINANCIAL INFORMATION

                  WELLESLEY LEASE INCOME LIMITED PARTNERSHIP D
                      (A Massachusetts Limited Partnership)

                                 Balance Sheets


                                     Assets
                                                                                    (Unaudited)               (Audited)
                                                                                      3/31/96                 12/31/95
                                                                                 ----------------        ----------------
Investment property, at cost:
   Computer equipment                                                            $              -        $              -
     Less accumulated depreciation                                                              -                       -
                                                                                 ----------------        ----------------
       Investment property, net                                                                 -                       -

Cash and cash equivalents                                                                  88,369                  75,688
Accounts receivable - affiliates, net (notes 2 & 4)                                             -                       -
                                                                                 ----------------        ----------------

     Total assets                                                                $         88,369        $         75,688
                                                                                 ================        ================

                                Partners' Equity

Partners' equity:
   General Partner:
     Capital contribution                                                        $          1,000        $          1,000
     Cumulative net income                                                              1,258,653               1,258,019
     Cumulative cash distributions                                                     (1,259,019)             (1,259,019)
                                                                                 ----------------        ----------------
                                                                                              634                       -
                                                                                 ----------------        ----------------

   Limited Partners (36,463 units):
     Capital contribution, net of offering costs                                       16,259,064              16,259,064
     Cumulative net income                                                              7,749,859               7,737,812
     Cumulative cash distributions                                                    (23,921,188)            (23,921,188)
                                                                                 ----------------        ----------------
                                                                                           87,735                  75,688
                                                                                 ----------------        ----------------

     Total partners' equity                                                      $         88,369        $         75,688
                                                                                 ================        ================


                 See accompanying notes to financial statements.


                  WELLESLEY LEASE INCOME LIMITED PARTNERSHIP D
                      (A Massachusetts Limited Partnership)

                            Statements of Operations
                 For the Quarters Ended March 31, 1996 and 1995
                                   (Unaudited)


                                                                                         1996                   1995
                                                                                     --------------         --------------

Revenues:
   Rental income                                                                     $            -         $        95,265
   Other income                                                                               8,530                       -
   Interest income                                                                              966                   5,437
   Recovery of net unsecured
     pre-petition claim (note 4)                                                              3,535                       -
   Net gain on sale of equipment                                                                  -                  27,997
                                                                                     --------------         ---------------

       Total revenues                                                                        13,031                 128,699
                                                                                     --------------         ---------------

Costs and expenses:
   Depreciation                                                                                   -                  25,296
   Reversal of provision for doubtful accounts                                                    -                  (1,114)
   Interest                                                                                       -                      43
   Related party expenses (note 3):
     Management fees                                                                              -                   5,440
     General and administrative                                                                 350                  17,091
                                                                                     --------------         ---------------

       Total costs and expenses                                                                 350                  46,756
                                                                                     --------------         ---------------

Net income                                                                           $       12,681         $        81,943
                                                                                     ==============         ===============

Net income per Limited Partnership Unit                                              $         0.33         $          0.91
                                                                                     ==============         ===============


                 See accompanying notes to financial statements.


                  WELLESLEY LEASE INCOME LIMITED PARTNERSHIP D
                      (A Massachusetts Limited Partnership)

                            Statements of Cash Flows
                 For the Quarters Ended March 31, 1996 and 1995
                                   (Unaudited)
                                                                                                1996               1995
                                                                                                ----               ----

Cash flows from operating activities:
   Net income                                                                            $         12,681     $         81,943
                                                                                         ----------------     ----------------

   Adjustments  to  reconcile  net  income  to net cash  provided  by  operating activities:
       Depreciation                                                                                     -               25,296
       Reversal of provision for doubtful accounts                                                      -               (1,114)
       Net gain on sale of equipment                                                                    -              (27,997)
       Net increase in current assets                                                                   -               (7,298)
       Net decrease in current liabilities                                                              -              (31,274)
                                                                                         ----------------     ----------------

         Total adjustments                                                                              -              (42,387)
                                                                                         ----------------     ----------------

         Net cash provided by operating activities                                                 12,681               39,556
                                                                                         ----------------     ----------------

Cash flows from investing activities:
   Proceeds from sale of investment property                                                            -               29,988
                                                                                         ----------------     ----------------

         Net cash provided by investing activities                                                      -               29,988
                                                                                         ----------------     ----------------

Cash flows from financing activities:
   Cash distributions to partners                                                                       -             (227,894)
                                                                                         ----------------     ----------------

         Net cash used in financing activities                                                          -             (227,894)
                                                                                         ----------------     ----------------

Net decrease in cash and cash equivalents                                                          12,681             (158,350)

Cash and cash equivalents at beginning of period                                                   75,688              434,029
                                                                                         ----------------     ----------------

Cash and cash equivalents at end of period                                               $         88,369     $        275,679
                                                                                         ================     ================

Supplemental cash flow information:
   Interest paid during the period                                                       $              -     $          1,120
                                                                                         ================     ================

                 See accompanying notes to financial statements.

                  WELLESLEY LEASE INCOME LIMITED PARTNERSHIP D
                      (A Massachusetts Limited Partnership)

                          Notes to Financial Statements
            For the Quarters Ended March 31, 1996 and March 31, 1995
                                   (Unaudited)

(1)   Organization and Partnership Matters

The foregoing financial statements of Wellesley Lease Income Limited Partnership D (the "Partnership") have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission for Form 10-Q and reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Pursuant to such rules and regulations, certain note disclosures which are normally required under generally accepted accounting principles have been omitted. It is recommended that these financial statements be read in conjunction with the Partnership's Annual Report on Form 10-K for the year ended December 31, 1995.

(2)   Significant Accounting Policies

Allowance for Doubtful Accounts

The financial statements includes an allowance for estimated losses on receivable balances. The allowance for doubtful accounts is based on past write off experience and an evaluation of potential uncollectible accounts within the current receivable balances. Receivable balances which are determined to be uncollectible are charged against the allowance and subsequent recoveries, if any, are credited to the allowance. At March 31, 1996 and December 31, 1995, the allowance for doubtful accounts included in accounts receivable - affiliates was $19,279 and $22,814, respectively.

Reclassifications

Certain prior year financial statement items have been reclassified to conform with the current year's financial statement presentation.

(3)   Related Party Transactions

Fees, commissions and other expenses paid or accrued by the Partnership to the General Partner or affiliates of the General Partner for the quarters ended March 31, 1996 and 1995 are as follows:

                                                   1996                1995
                                                   ----                ----

Management fees                                 $          -       $       5,440
Reimbursable expenses paid                                 -              19,432
                                                ------------       -------------

                                                $          -       $      24,872
                                                ============       =============

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

                  WELLESLEY LEASE INCOME LIMITED PARTNERSHIP D
                      (A Massachusetts Limited Partnership)

                          Notes to Financial Statements
            For the Quarters Ended March 31, 1996 and March 31, 1995
                                   (Unaudited)

(4)   Bankruptcy of Continental Information Systems Corporation

On January 19, 1996, the Partnership received the fourth distribution from the Trustee of the Liquidating Estate, et al, ("the Trustee") with respect to the net unsecured pre-petition claim. The distribution consisted of cash proceeds of $3,535. Following the Trustee's fourth distribution, the Partnership has a remaining unsecured pre-petition claim balance of $19,279 as of March 31, 1996 (see note 5).

(5)   Subsequent Events

On April 19, 1996, the Partnership received the fifth distribution from the Trustee with respect to the net unsecured pre-petition claim. The distribution consisted of cash proceeds of $6,673. Following the Trustee's fifth distribution, the Partnership has a remaining unsecured pre-petition claim balance of $12,606 as of April 19, 1996. The General Partner anticipates that the Liquidating Estate will make future distributions on the remaining outstanding claim balance, although it is not possible at this time to determine when these distributions will be made.

                  WELLESLEY LEASE INCOME LIMITED PARTNERSHIP D
                      (A Massachusetts Limited Partnership)

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                                   (Unaudited)

Results of Operations

The following discussion relates to Partnership operations for the quarter ended March 31, 1996 in comparison to the quarter ended March 31, 1995.

The Partnership realized net income of $12,681 and $81,943 for the quarters ended March 31, 1996, and 1995, respectively. Due to the Partnership's sale of the equipment portfolio and the related leases during August, 1995, the Partnership did not recognize any rental income during the first quarter of 1996. The $8,530 other income recognized during the current quarter resulted from the combination of a $2,320 overaccrual of broker fees that had been originally offset against rental income and a $6,210 reversal of management fees which resulted from an overstated reserve set up in a prior period. Interest income decreased as a result of lower average short-term investment balances. The recovery of the net unsecured pre-petition claim of $3,535 for the quarter ended March 31, 1996 was the result of the receipt of the Trustee's fourth distribution on the fully reserved net unsecured pre-petition receivable (for further discussion refer to note 4 to the financial statements).

Total costs and expenses decreased in 1996, as a result of the sale of the equipment portfolio in August, 1995. The reversal of the provision for doubtful accounts in the prior quarter was due to successful collection efforts on delinquent rents receivable. The current quarter general and administrative expenses pertained to filing fees for the Commonwealth of Massachusetts and U.S. Securities and Exchange Commission.

The Partnership had net income per Limited Partnership Unit of $0.33 and $0.91 in 1996 and 1995, respectively.

Liquidity and Capital Resources

During the fourth quarter of 1994, the General Partner announced its intentions of winding down the operations of the Partnership beginning in 1995. As of August 31, 1995, all of the assets had been sold with the exception of the unsecured pre-petition claim receivable and the common stock in Continental Information Systems Corporation received from the Trustee. The sales proceeds generated from the sale of the assets were accumulated to settle all outstanding liabilities and make a distribution on November 28, 1995, prior to the receipt of the final Trustee settlement distribution. All future cash distributions have been halted until the remaining claim balance has been settled and any stock received, sold. At that time, a final distribution shall be made to the partners. As discussed in notes 4 and 5 to the financial statements, the Partnership received the fourth and fifth total distributions from the Trustee, with respect to the unsecured pre-petition claim. The distributions consisted of total cash proceeds of $10,208. Following the Trustee's fourth and fifth distributions, the Partnership has a remaining net unsecured pre-petition claim of $12,606 as of April 19, 1996.

                  WELLESLEY LEASE INCOME LIMITED PARTNERSHIP D
                      (A Massachusetts Limited Partnership)

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                                   (Unaudited)

As discussed above, the Partnership is awaiting the settlement of its outstanding net unsecured pre-petition claim balance in order to make the final distribution. The Partnership will not be terminated until the net unsecured pre-petition claim against CIS has been settled and the remaining proceeds have been distributed to the partners (see note 4 to the financial statements). The effects of inflation have not been significant to the Partnership and are not expected to have a material impact in future periods.

On January 9, 1996, TLP Holding LLC purchased all the common stock of TLP Leasing Programs, Inc. from CMI Holding Co. Under the new ownership, it is expected that TLP Leasing Programs, Inc. will continue to operate in the same manner of business as it has in the past.


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

By:   Arthur P. Beecher,
      President

Date: May 14, 1996