Form 10-Q
period 1996-06-30
WELLESLEY LEASE INCOME LTD PARTNERSHIP D
filed 1996-08-13
CIK 720308

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                             -----------------------

                                    FORM 10-Q
                   Quarterly Report Under Section 13 or 15(d)
              of the United States Securities Exchange Act of 1934

                             -----------------------


For The Quarter Ended June 30, 1996                  Commission File No. 2-84106


                  WELLESLEY LEASE INCOME LIMITED PARTNERSHIP D
             (Exact name of registrant as specified in its charter)


         Massachusetts                                                04-2794296
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                               Identification No.)


    One Financial Center, 21st Floor, Boston, MA                           02111
(Address of principal executive offices)                              (Zip Code)


Registrant's telephone number, including area code                (617) 482-8000
                         ------------------------------

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



INDEX                                                                                                             Page No.
Part I.       FINANCIAL INFORMATION

              Financial Statements

                    Balance Sheets as of June 30, 1996 and December 31, 1995                                         3

                    Statements of Operations For the Quarters Ended
                           June 30, 1996 and 1995 and the Six Months Ended
                           June 30, 1996 and 1995                                                                    4

                    Statements of Cash Flows For the Six Months Ended
                           June 30, 1996 and 1995                                                                    5

                    Notes to Financial Statements                                                                6 - 7

              Management's Discussion and Analysis of Financial Condition
                    and Results of Operations                                                                    8 - 9

Part II.      OTHER INFORMATION

              Items 1 - 6                                                                                            10

              Signature                                                                                              11


                          PART I. FINANCIAL INFORMATION

                  WELLESLEY LEASE INCOME LIMITED PARTNERSHIP D
                      (A Massachusetts Limited Partnership)

                                 Balance Sheets

                                                               Assets              (Unaudited)             (Audited)
                                                                                      6/30/96               12/31/95

Investment property, at cost:
   Computer equipment                                                            $              -        $              -
     Less accumulated depreciation                                                              -                       -
                                                                                 ----------------        ----------------
       Investment property, net                                                                 -                       -

Cash and cash equivalents                                                                  93,874                  75,688
Accounts receivable - affiliates, net (notes 2 and 4)                                       1,555                       -
                                                                                 ----------------       -----------------

     Total assets                                                                $         95,429        $         75,688
                                                                                 ================        ================

                                Partners' Equity

Partners' equity:
   General Partner:
     Capital contribution                                                        $          1,000        $          1,000
     Cumulative net income                                                              1,259,006               1,258,019
     Cumulative cash distributions                                                     (1,259,019)             (1,259,019)
                                                                                 ----------------        ----------------
                                                                                              987                       -
                                                                                 ----------------        ----------------

   Limited Partners (36,463 units):
     Capital contribution, net of offering costs                                       16,259,064              16,259,064
     Cumulative net income                                                              7,756,566               7,737,812
     Cumulative cash distributions                                                    (23,921,188)            (23,921,188)
                                                                                 ----------------        ----------------
                                                                                           94,422                  75,688
                                                                                 ----------------        ----------------

     Total partners' equity                                                      $         95,429        $         75,688
                                                                                 ================        ================

                 See accompanying notes to financial statements.


                  WELLESLEY LEASE INCOME LIMITED PARTNERSHIP D
                      (A Massachusetts Limited Partnership)

                            Statements of Operations
                                   (Unaudited)

                                                     Quarters Ended                         Six Months Ended
                                                        June 30,                                June 30,
                                            -------------------------------        ---------------------------------
                                                 1996              1995                1996                1995
                                            -------------------------------        ---------------------------------

Revenue:
   Rental income                            $          -       $     38,411         $          -        $    133,676
   Interest income                                   797              2,853                1,763               8,290
   Other income                                                           -                8,530                   -
   Net gain on sale
     of equipment                                      -             33,060                    -              61,057
   Recovery of unsecured
     pre-petition claim (note 4)                   6,673             44,593               10,208              44,593
                                            ------------       ------------         ------------        ------------

       Total revenue                               7,470            118,917               20,501             247,616
                                            ------------       ------------         ------------        ------------

Costs and expenses:
   Depreciation                                        -             22,118                    -              47,414
   Interest                                            -                  -                    -                  43
   Related party expenses (note 3):
     Management fees                                   -              2,618                    -               8,058
     General and administrative                      410             22,694                  760              39,785
   Reversal of provision for
     doubtful accounts                                 -            (23,334)                   -             (24,448)
                                            ------------       ------------         ------------        ------------

       Total costs and expenses                      410             24,096                  760              70,852
                                            ------------       ------------         ------------        ------------


Net income                                  $      7,060       $     94,821         $     19,741        $    176,764
                                            ============       ============         ============        ============

Net income per Limited
   Partnership Unit                         $       0.18       $       2.34         $       0.51        $       3.25
                                            ============       ============         ============        ============


                 See accompanying notes to financial statements.


                  WELLESLEY LEASE INCOME LIMITED PARTNERSHIP D
                      (A Massachusetts Limited Partnership)

                            Statements of Cash Flows
                 For the Six Months Ended June 30, 1996 and 1995
                                   (Unaudited)

                                                                                           1996                     1995
                                                                                           ----                     ----

Cash flows from operating activities:
   Net income                                                                          $     19,741             $     176,764
                                                                                       ------------             -------------

   Adjustments  to  reconcile  net  income  to net cash
     provided  by  operating activities:
       Depreciation                                                                               -                    47,414
       Reversal of provision for doubtful accounts                                                -                   (24,448)
       Net gain on sale of equipment                                                              -                   (61,057)
       Net increase in current assets                                                        (1,555)                  (28,254)
       Net decrease in current liabilities                                                        -                   (57,340)
                                                                                       ------------             -------------

         Total adjustments                                                                   (1,555)                 (123,685)
                                                                                       ------------             -------------

         Net cash provided by operating activities                                           18,186                    53,079
                                                                                       ------------             -------------

Cash flows from investing activities:
   Proceeds from sales of investment property                                                     -                    69,308
                                                                                       ------------             -------------

         Net cash provided by investing activities                                                -                    69,308
                                                                                       ------------             -------------

Cash flows from financing activities:
   Cash distributions to partners                                                                 -                  (422,203)
                                                                                       ------------             -------------

         Net cash used in financing activities                                                    -                  (422,203)
                                                                                       ------------             -------------

Net increase (decrease) in cash and cash equivalents                                         18,186                  (299,816)

Cash and cash equivalents at beginning of period                                             75,688                   434,029
                                                                                       ------------             -------------

Cash and cash equivalents at end of period                                             $     93,874             $     134,213
                                                                                       ============             =============

Supplemental cash flow information:
   Interest paid during the period                                                     $          -             $       1,120
                                                                                       ============             =============


                 See accompanying notes to financial statements.

                  WELLESLEY LEASE INCOME LIMITED PARTNERSHIP D
                      (A Massachusetts Limited Partnership)

                          Notes to Financial Statements
            For the Six Months Ended June 30, 1996 and June 30, 1995
                                   (Unaudited)

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

(2)   Significant Accounting Policies

Allowance for Doubtful Accounts

The financial statements include an allowance for estimated losses on receivable balances. The allowance for doubtful accounts is based on past write off experience and an evaluation of potential uncollectible accounts within the current receivable balances. Receivable balances which are determined to be uncollectible are charged against the allowance and subsequent recoveries, if any, are credited to the allowance. At June 30, 1996 and December 31, 1995, the allowance for doubtful accounts included in accounts receivable - affiliates was $12,606 and $22,814, respectively.

(3)   Related Party Transactions

Fees, commissions and other expenses paid or accrued by the Partnership to the General Partner or affiliates of the General Partner for the six months ended June 30, 1996 and 1995 are as follows:

                                                  1996                1995
                                                  ----                ----

Management fees                                 $          -       $       8,058
Reimbursable expenses paid                                 -              41,470
                                                ------------       -------------

                                                $          -       $      49,528
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

                  WELLESLEY LEASE INCOME LIMITED PARTNERSHIP D
                      (A Massachusetts Limited Partnership)

                          Notes to Financial Statements
            For the Six Months Ended June 30, 1996 and June 30, 1995
                                   (Unaudited)

(4)   Bankruptcy of Continental Information Systems Corporation

On January 19, 1996 and April 19, 1996, respectively, the Partnership received the fourth and fifth distributions from the Trustee of the Liquidating Estate, et al, ("the Trustee") with respect to the unsecured pre-petition claim. The fourth and fifth distributions consisted of cash proceeds of $3,535 and $6,673, respectively. Following the Trustee's fifth distribution, the Partnership has a remaining unsecured pre-petition claim balance of $12,606 as of June 30, 1996 (see note 5).

(5)   Subsequent Events

On July 19, 1996, the Partnership received the sixth distribution from the Trustee with respect to the net unsecured pre-petition claim. The distribution consisted of cash proceeds of $3,434 and 69 shares of common stock in Continental Information Systems Corporation ("CISC"). Following the Trustee's sixth distribution, the Partnership has a remaining unsecured pre-petition claim balance of $9,000 as of July 19, 1996. The General Partner anticipates that the Trustee will make future distributions on the remaining outstanding claim balance, although it is not possible at this time to determine when these distributions will be made.

                  WELLESLEY LEASE INCOME LIMITED PARTNERSHIP D
                      (A Massachusetts Limited Partnership)

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                                   (Unaudited)

Results of Operations

The following discussion relates to the Partnership's operations for the quarter and six month periods ended June 30, 1996 compared to the same periods in 1995.

The Partnership realized net income of $7,060 and $94,821 for the three months ended June 30, 1996, and 1995, respectively. Due to the Partnership's sale of the equipment portfolio and the related leases during August, 1995, the Partnership did not recognize any rental income during 1996. Interest income decreased as a result of lower average short-term investment balances held during the current quarter. The recovery of the unsecured pre-petition claim in the amount of $6,673 for the quarter ended June 30, 1996, was the result of the Trustee's fifth distribution on the fully reserved unsecured pre-petition receivable (for further discussion refer to note 4 to the financial statements).

Total costs and expenses decreased significantly in the current quarter as a result of the sale of the equipment portfolio in August, 1995. The current quarter general and administrative expenses primarily pertained to filing fees for the Commonwealth of Massachusetts. The significant reversal of provision for doubtful accounts in the quarter ended June 30, 1995, is due to successful collection efforts made on delinquent rents receivable.

The Partnership realized net income of $19,741 and $176,764 for the six month periods ended June 30, 1996 and 1995, respectively. As discussed in the quarter analysis above, the Partnership's sale of the equipment portfolio and the related leases during August, 1995, resulted in the Partnership not recognizing any rental income during 1996. Interest income decreased between the six month periods as a result of lower average short-term balances held during the current six month period. The $8,530 of other income recognized in 1996 resulted from the combination of a $2,320 overaccrual of broker fees that had been originally offset against rental income and a $6,210 reversal of management fees, which resulted from an overstated reserve set up in a prior period. The recovery of the unsecured pre-petition claim of $10,208, was the result of the Trustee's fourth and fifth distributions on the fully reserved unsecured pre-petition receivable received during the current year (for further discussion refer to note 4 to the financial statements).

As discussed in the quarter analysis above, total costs and expenses decreased significantly between the six month periods. As discussed above, the decrease is due to the sale of equipment portfolio in August, 1995. General and administrative expenses for 1996 primarily pertained to filing fees for the Commonwealth of Massachusetts and U.S. Securities and Exchange Commission. As mentioned above, the Partnership reversed a significant portion of the provision for doubtful accounts in the first six months of the prior year as a result of successful collection efforts of delinquent rents receivable.

The Partnership had net income per Limited Partnership Unit of $0.18 and $2.34 for the quarters ended June 30, 1996 and 1995, respectively, and $0.51 and $3.25 for the six months ended June 30, 1996 and 1995, respectively.

                  WELLESLEY LEASE INCOME LIMITED PARTNERSHIP D
                      (A Massachusetts Limited Partnership)

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations
                                   (Unaudited)

Liquidity and Capital Resources

During the fourth quarter of 1994, the General Partner announced its intentions of winding down the operations of the Partnership beginning in 1995. As of August 31, 1995, all of the assets had been sold with the exception of the unsecured pre-petition claim receivable and the common stock in CISC received from the Trustee. The sales proceeds generated from the sale of the assets were accumulated to settle all outstanding liabilities and make a distribution on November 28, 1995, prior to the receipt of the final Trustee settlement distribution. All future cash distributions have been halted until the remaining claim balance has been settled and any stock received, sold. At that time, a final distribution shall be made to the partners. As discussed in notes 4 and 5 to the financial statements, the Partnership received the fourth, fifth and sixth distributions from the Trustee, with respect to the unsecured pre-petition claim. The distributions consisted of total cash proceeds of $13,642 and 69 shares of common stock in CISC. Following the Trustee's sixth distribution, the Partnership has a remaining unsecured pre-petition claim of $9,000 as of July 19, 1996.

As discussed above, the Partnership is awaiting the settlement of its outstanding unsecured pre-petition claim balance in order to make the final distribution to the partners. The Partnership will not be terminated until the unsecured pre-petition claim against CIS Corporation has been settled and the remaining proceeds have been distributed to the partners (see note 4 to the financial statements). The effects of inflation have not been significant to the Partnership and are not expected to have a material impact in future periods.

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


Date:  August 13, 1996

By:    Arthur P. Beecher,
       President